Form 10QSB
period 1995-06-30
VOICE CONTROL SYSTEMS INC /DE/
filed 1995-08-09
CIK 350899

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            -----------------------

                                  FORM 10-QSB


                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                      -----------------------------------

          Quarter Ended June 30, 1995     Commission File No. 0-10385



                          VOICE CONTROL SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)



           DELAWARE                                        75-1707970
           --------                                        ----------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)


14140 MIDWAY ROAD, SUITE 100                              (214) 386-0300
    DALLAS, TEXAS 75244                                   --------------
    -------------------                               (Registrant's telephone
   (Address of principal                           number, including area code)
    executive offices)



                      -----------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                X  Yes      No
                               ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

3,898,778 SHARES of Common Stock, $.01 par value outstanding at June 30, 1995.

                          VOICE CONTROL SYSTEMS, INC.

                          FORM 10-QSB QUARTERLY REPORT


PART I - FINANCIAL INFORMATION

         ITEM 1.     FINANCIAL STATEMENTS

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to S.E.C. rules and regulations although the Company believes the disclosures made are adequate to make the information presented not misleading, and in the opinion of management, all adjustments have been reflected which are necessary for a fair statement of the information shown.

                                                     VOICE CONTROL SYSTEMS, INC.

                                                                   BALANCE SHEET
                                                                     (UNAUDITED)
================================================================================

JUNE 30,                                                                                            1995
-------------------------------------------------------------------------------------------------------------
                                                 A S S E T S
CURRENT:
   Cash and cash equivalents                                                                    $   1,282,731
   Accounts receivable (net of $33,800 allowance for doubtful accounts) (Note 5)                      984,532
   Inventory                                                                                          635,452
   Prepaid expenses                                                                                   128,229
                                                                                                -------------
        TOTAL CURRENT ASSETS                                                                        3,030,944

NET PROPERTY AND EQUIPMENT                                                                            460,832

OTHER ASSETS                                                                                           20,001
                                                                                                -------------
                                                                                                $   3,511,777
                                                                                                =============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
   Convertible debentures - related party                                                       $     200,000
   Accounts payable and accrued expenses (Note 3)                                                     573,873
   Deferred revenue                                                                                   156,490
   Current portion of capital lease obligation                                                          9,070
                                                                                                -------------
        TOTAL CURRENT LIABILITIES                                                                     939,433

LONG TERM DEBT                                                                                      1,161,799
                                                                                                -------------
        TOTAL LIABILITIES                                                                           2,101,232
                                                                                                -------------

COMMITMENTS

STOCKHOLDERS' EQUITY
   Preferred stock, $1.00 par value; 300,000 shares
      authorized-none issued and outstanding                                                               -
   Common stock, $.01 par value; 20,000,000 authorized
      shares; 3,898,778 issued and outstanding                                                         38,988
   Paid-in capital                                                                                  9,882,206
   Receivable from shareholders                                                                       (79,695)
   Deficit                                                                                         (8,430,954)
                                                                                                -------------
        TOTAL STOCKHOLDERS' EQUITY                                                                  1,410,545
                                                                                                -------------
                                                                                                $   3,511,777
                                                                                                =============

                See accompanying notes to financial statements.

                                                     VOICE CONTROL SYSTEMS, INC.

                                                               INCOME STATEMENTS
                                                                     (UNAUDITED)
================================================================================



                                                          Three Months                     Six Months
                                                         ended June 30,                   ended June 30,
                                                 ----------------------------    ---------------------------
                                                      1995            1994            1995            1994
                                                 ----------------------------    ---------------------------
REVENUES (NOTE 5)                                $  2,789,450    $    936,832    $  4,937,449   $  2,845,996

COST OF SALES                                         954,381         114,801       1,609,560        631,071
                                                 ------------    ------------    ------------   ------------
GROSS PROFIT                                        1,835,069         822,031       3,327,889      2,214,925

COSTS AND EXPENSES:
Research and development                              615,317         464,294       1,234,023        860,053
Selling, general and administrative                   879,792         650,585       1,644,693      1,169,438
Interest, to affiliates                                37,345          36,079          75,689         68,473
                                                 ------------    ------------    ------------   ------------
Total Costs and Expenses                            1,532,454       1,150,958       2,954,405      2,097,964
                                                 ------------    ------------    ------------   ------------
NET INCOME BEFORE TAXES                               302,615        (328,927)        373,484        116,961

INCOME TAXES (NOTE 4)                                       -           3,057               -         26,000
                                                 ------------    ------------    ------------   ------------
NET INCOME                                       $    302,615    $   (331,984)   $    373,484   $     90,961
                                                 ============    ============    ============   ============
EARNINGS PER COMMON AND COMMON
EQUIVALENT SHARE                                 $       0.05    $      (0.15)   $       0.06   $       0.02
                                                 ============    ============    ============   ============
WEIGHTED AVERAGE SHARES AND SHARE
EQUIVALENTS OUTSTANDING                             6,590,348       2,196,392       6,564,274      4,201,563
                                                 ============    ============    ============   ============





                See accompanying notes to financial statements.

                                                     VOICE CONTROL SYSTEMS, INC.

                                                        STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)
================================================================================

SIX MONTHS ENDED JUNE 30,                                              1995           1994
------------------------------------------------------------------------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                       $  373,484      $  90,961
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                   114,206         67,909
      Change in operating assets and liabilities:
          Accounts receivable                                         (63,712)       815,841
          Inventory                                                  (349,179)      (595,015)
          Prepaids                                                    (41,154)      (123,244)
          Other assets                                                  5,769         (8,639)
          Accounts payable and accrued expenses                        92,073        (50,612)
          Deferred revenue                                            100,240          2,000
                                                                   ----------     ----------
Net cash provided by operating activities                             231,727        199,201
                                                                   ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets                                      150,200             -
    Capital expenditures                                              (90,941)      (157,272)
                                                                   ----------     ----------
Net cash provided by investing activities                              59,259       (157,272)
                                                                   ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of principal on notes payable and
     long-term debt                                                  (112,795)            -
    Proceeds from exercise of stock options                            29,013             -
                                                                   ----------     ----------
  Net cash used in financing activities                               (83,782)            -
                                                                   ----------     ----------

  Net increase in cash and cash equivalents                           207,204         41,929
  Cash and cash equivalents at beginning of year                    1,075,527        996,772
                                                                   ----------     ----------
  Cash and cash equivalents at end of quarter                      $1,282,731     $1,038,701
                                                                   ==========     ==========
  Supplemental disclosures of cash flow information-
    Cash paid for interest                                         $   16,002     $   19,421
                                                                   ==========     ==========




                See accompanying notes to financial statements.

                                                    VOICE CONTROL SYSTEMS, INC.

                                                  NOTES TO FINANCIAL STATEMENTS
                                                                    (UNAUDITED)
================================================================================


1.       BUSINESS

         Voice Control Systems, Inc. (the "Company" or "VCS") engages in the design of voice recognition systems which allow for the voice control of electronic machines and/or devices. Operating results for the six months ending June 30, 1995 are not necessarily indicative of the expected results for the year. The unaudited financial statements include all adjustments, consisting primarily of normal recurring accruals, which management considers necessary for a fair presentation of such information.

2.       PER SHARE INFORMATION

         Earnings per share are computed based on the weighted average number of shares and dilutive share equivalents outstanding during the respective periods. Fully diluted earnings per share and share equivalents are not presented because the result is not materially different.


3.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following at June 30, 1995:

   Accounts payable                                              $  321,739
   Accrued expenses                                                 252,134
                                                                 ----------
                                                                 $  573,873
                                                                 ==========

4.       INCOME TAXES

         Net operating loss ("NOL") carryforwards expiring from 1996 to 2010 totalling approximately $15,500,000 are available at June 30, 1995 to offset future periods' taxable income. Effective August 11, 1994 an ownership change as defined by Internal Revenue Code Section 382 occurred. The effect of such change will be to limit the use of the Company's NOL in future years to approximately $1,355,000 annually.

         The following reconciles income tax expense at the federal statutory rate to the actual tax expense at June 30:


                                                         1995                 1994
                                                  -----------------       ------------

 Income taxes at the statutory rate                 $      142,000        $     40,000

 Effect on taxes resulting from:
    Utilization on NOL carryforwards                      (142,000)            (40,000)
    Federal Alternative Minimum Taxes                            -               5,000
    State Taxes                                                  -              21,000
                                                  -----------------       ------------
                                                  $              -        $     26,000
                                                  =================       ============



                                                    VOICE CONTROL SYSTEMS, INC.

                                                  NOTES TO FINANCIAL STATEMENTS
                                                                    (UNAUDITED)
================================================================================



         The Company has provided an allowance for its entire deferred tax asset, relating primarily to NOL carryforwards, of approximately $5,270,000 as its realization is dependent upon future generation of taxable income. Until such realization can be reasonably determined, management will continue to provide an allowance for the entire deferred tax asset.

5.       MAJOR CUSTOMERS

         One customer accounted for 61% of total revenues for the six months ended June 30, 1995. Four customers accounted for 43%, 15%, 13% and 11% respectively of total revenues for the six months ended June 30, 1994.

         The Company's largest customer is also the holder of its long term convertible debt. Accounts receivable from the largest customer accounted for 10% of the total receivable balance at June 30, 1995.

PART I - FINANCIAL INFORMATION

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Six Months Ended June 30, 1995 vs. June 30, 1994

Total revenues increased 73% to $4,937,000 from $2,846,000, for an increase of $2,091,000. One customer, Dialogic, accounted for 61% of total revenues for the first six months of 1995. Four customers, Dialogic, Brite Voice Systems, InterVoice, and Periphonics accounted for 43%, 15%, 13% and 11%, respectively, of total revenues for the first six months of 1994. All four of these companies remain customers of the Company but due to the increase in revenues from Dialogic, they did not individually account for more than 10% of revenues.

Product revenues of $3,618,000 were 73% of revenues in the first six months of 1995. They increased 103% from $1,786,000 in the first six months of 1994, accounting for $1,832,000 or 88% of the increase in total revenues. Virtually all of the increase in product revenues resulted from an increase in telecom voice recognition board sales to Dialogic during the first six months of 1995. Dialogic purchases hardware products incorporating licensed technologies pursuant to various agreements between the Company and Dialogic. Those agreements do not obligate Dialogic to purchase or use licensed technologies, but the Company has no reason to believe Dialogic will cease to use the Company's products and technologies. While the Company historically has sold hardware products incorporating licensed technologies to Dialogic, Dialogic has the right to manufacture the hardware products. If Dialogic chooses to manufacture the hardware products incorporating licensed technologies, Dialogic will pay royalties to the Company for each port of recognition incorporated and sold by Dialogic. It is anticipated that future Dialogic products incorporating licensed technologies will be manufactured by Dialogic and the Company will receive royalties for VCS voice recognition technologies incorporated and sold by Dialogic. While gross sales figures to Dialogic will decrease with the transition from hardware sales to royalty revenue, cost of goods sold will also decrease as the hardware cost component will be eliminated.

Royalty, development and license fees of $1,070,000 were 22% of total revenues for the first six months of 1995. These revenues increased 16% from $926,000 in the first six months of 1994. This increase resulted primarily from an increase in revenues from custom software developed for several new and existing customers.

Gross margin as a percent of sales decreased from 78% in the first six months of 1994 to 67% in the first six months of 1995, principally as a result of the revenue mix between hardware sales and royalty revenue.

Total expenses, excluding costs of sales, increased 41% from $2,098,000 in the first six months of 1994 to $2,954,000 in the first six months of 1995. Selling, general, and administrative expenses increased 41% from $1,169,000 in the first six months of 1994 to $1,645,000 in the first six months of 1995, research and development expenses increased 43% from $860,000 in the first six months of 1994 to $1,234,000 in the first six months of 1995, and interest expense increased 12% from $68,000 in the first six months of 1994 to $76,000 in the first six months of 1995.

The increase of $476,000 in selling, general, and administrative expenses from the first six months of 1994 to the first six months of 1995 reflects increases of $386,000 in payroll costs associated with the addition of nine sales, marketing and administrative employees, $20,000 in facilities costs, $65,000 in public stock maintenance and related expenses, $38,000 in legal and professional, $14,000 in general insurance, and $9,000 in depreciation. Other selling, general and administrative expenses decreased during the first six months of 1995 compared to 1994 including decreases of $6,000 in travel and entertainment, $21,000 in conferences and advertising primarily due to reassessing direct trade show participation and supporting certain customers at their booths, and $29,000 in miscellaneous expenses.

The increase in research and development expense of $374,000 from the first six months of 1994 to the first six months of 1995 primarily reflects an increase in payroll expenses of $276,000 associated with the addition of nine employees. The remainder of the increase was accounted for primarily by a $22,000 increase in facilities costs, $29,000 increase in depreciation expense, $31,000 in supplies, equipment rental, repairs, and maintenance expenses, $11,000 in travel expenses, and $5,000 in meetings/seminars.

The increase in interest expense of $8,000 from the first six months of 1994 to the first six months of 1995 is due primarily to increases in the floating interest rates on convertible debt which are tied to the prime interest rate.

The provision for federal and state taxes decreased by $26,000 from the first six months of 1994 to the first six months of 1995. Revenue in the first six months of 1994 triggered a federal alternative minimum tax liability and state franchise tax based on net income. Federal income taxes were offset by net operating loss carryforwards during 1994. During the first six months of 1995, VCS utilized net operating loss carryforwards to offset taxable income.

Net income increased 311% from $91,000 in the first six months of 1994 to $373,000 in the first six months of 1995, principally as a result of increased revenues. Because of VCS's volatile history of earnings and losses, the earnings in the first six months of 1995 and 1994 should not be relied upon as an indicator of earnings in future quarters or for the year.


Three Months Ended June 30, 1995 vs. June 30, 1994

Total revenues increased 198% to $2,789,000 from $937,000, for an increase of $1,852,000. Two customers, Dialogic and Brite Voice Systems, accounted for 64% and 10%, respectively of total revenues for the quarter ended June 30, 1995. Four customers, Brite Voice Systems, InterVoice, MCI Telecommunications, and Periphonics accounted for 24%, 20%, 13% and 10%, respectively, of total revenues for the quarter ended June 30, 1994.

Four percent of the revenue from Brite Voice Systems was derived from a Software Agreement between VCS and Brite dated August 31, 1992 (the "Agreement") while non-Agreement sources accounted for 6%. The Agreement grants Brite a license to use certain VCS technology, sets forth business generation fees to be paid to VCS with respect to such uses, and sets forth fees to be paid to VCS for enhanced technologies sold in Brite systems. While Brite is under no obligation to utilize its license, the Agreement specifies the fees and royalties to be paid if such use occurs. The Agreement will expire by its terms on August 31, 1995. VCS is currently negotiating with Brite to extend the term of the Agreement. The Company believes the Agreement will be renewed as Brite continues to market systems incorporating the technology licensed pursuant to the Agreement. While loss of the business generation fees from Brite would negatively impact VCS, the Company is unaware of any reason to believe that such revenues will not continue.

Product revenues of $2,157,000 were 77% of revenues in the second quarter of 1995. They increased 431% from $406,000 in the second quarter of 1994, accounting for $1,751,000 or 95% of the increase in total revenues. Virtually all of the increase in product revenues resulted from an increase in telecom voice recognition board sales to Dialogic during the second quarter of 1995. Dialogic purchases hardware products incorporating licensed technologies pursuant to various agreements between the Company and Dialogic. Those agreements do not obligate Dialogic to purchase or use licensed technologies, but the Company has no reason to believe Dialogic will cease to use the Company's products and technologies. While the Company historically has sold hardware products incorporating licensed technologies to Dialogic, Dialogic has the right to manufacture the hardware products. If Dialogic chooses to manufacture the hardware products incorporating licensed technologies, Dialogic will pay royalties to the Company for each port of recognition incorporated and sold by Dialogic. It is anticipated that future Dialogic products incorporating licensed technologies will be manufactured by Dialogic and the Company will receive royalties for VCS voice recognition technologies incorporated and sold by Dialogic. While gross sales figures to Dialogic will decrease with the transition from hardware sales to royalty revenue, cost of goods sold will also decrease as the hardware cost component will be eliminated.

Royalty, development and license fees of $542,000 were 19% of total revenues for the second quarter of 1995. These revenues increased 18% from $461,000 in the second quarter of 1994. This increase resulted primarily from an increase in revenues from custom software developed for several new and existing customers.

Gross margin as a percent of sales decreased from 88% in the second quarter of 1994 to 66% in the second quarter of 1995, principally as a result of the revenue mix between hardware sales and royalty revenue.

Total expenses, excluding costs of sales, increased 33% from $1,151,000 in the second quarter of 1994 to $1,532,000 in the second quarter of 1995. Selling, general, and administrative expenses increased 35% from $651,000 in the second quarter of 1994 to $880,000 in the second quarter of 1995, research and development expenses increased 33% from $464,000 in the second quarter of 1994 to $615,000 in the second quarter of 1995, and interest expense increased 3% from $36,000 in the second quarter of 1994 to $37,000 in the second quarter of 1995.

The increase of $229,000 in selling, general, and administrative expenses from the second quarter of 1994 to the second quarter of 1995 reflects increases of $216,000 in payroll costs associated with the addition of nine sales, marketing and administrative employees, $3,000 in depreciation expense, $5,000 in facilities costs, $42,000 in public stock maintenance and related expenses, $30,000 in legal and professional, and $8,000 in general insurance offset by a decrease of $10,000 in travel and entertainment, $43,000 in conferences and advertising primarily due to reassessing direct trade show participation and supporting certain customers at their booths, and $22,000 in miscellaneous expenses.

The increase in research and development expense of $151,000 from the second quarter of 1994 to the second quarter of 1995 primarily reflects an increase in payroll expenses of $118,000 associated with the addition of nine employees. The remainder of the increase was accounted for primarily by a $13,000 increase in depreciation expense, $7,000 in supplies, equipment rental/repairs and maintenance expenses, $9,000 in travel expenses, and $4,000 in miscellaneous expenses.

The increase in interest expense of $1,000 from the second quarter of 1994 to the second quarter of 1995 is due primarily to increases in the floating interest rates of convertible debt which are tied to the prime interest rate which was offset by a decrease in the outstanding debt.

The provision for federal and state taxes decreased by $3,000 from the second quarter of 1994 to the second quarter of 1995. Revenue in the second quarter of 1994 triggered a state franchise tax based on net income. Federal income taxes were offset by net operating loss carryforwards during 1994. During the second quarter of 1995, VCS utilized net operating loss carryforwards to offset taxable income.

Net income increased to $303,000 in the second quarter of 1995 from a $332,000 loss in the second quarter of 1994, principally as a result of an increase in revenues. Because of VCS's volatile history of earnings and losses, the earnings in the second quarter of 1995 and 1994 should not be relied upon as an indicator of earnings in future quarters or for the year.


LIQUIDITY AND CAPITAL RESOURCES

Net working capital was $2,092,000 and $1,907,000 at June 30, 1995 and 1994, respectively. Net cash flows provided by operating activities were $232,000 in the first six months of 1995 as compared to cash flows provided by operating activities of $199,000 in the first six months of 1994. In addition to the activities described in "Results of Operations", cash flows were impacted by a $349,000 increase in inventory partially offset by a $100,000 increase in deferred revenue and a $92,000 increase in accounts payable and accrued expenses.

VCS's primary source of liquidity is the timely collection of its accounts receivable. At June 30, 1995, 10% of accounts receivable are due from a major customer and holder of a long term convertible debt. Such amounts are generally paid within 30 days.

As of June 30, 1995, VCS had $1,283,000 in cash and cash equivalents, compared to $1,039,000 at June 30, 1994. VCS's only debt consists of the $1,162,000 convertible promissory note due to a major customer in 1997 and $200,000 in convertible debentures due to an officer. On October 7, 1994, the note was extended to August 1, 1995. VCS paid $12,800 in interest to officers and affiliates in the first six months of 1995. VCS is prepared to repay the convertible note due in August 1995 in the event it is not converted.

VCS believes that its existing sources of liquidity and future funds generated by operations will be sufficient to provide the capital resources necessary to support increased operating needs and to finance continued growth in the foreseeable future.


CAPITAL EXPENDITURES

Capital expenditures amounted to $91,000 and $157,000, respectively, in each of the first six months of 1995 and 1994. The capital expenditures are principally related to the expansion and upgrading of VCS's research and development capabilities. VCS currently rents, on a short term basis, any additional equipment required to enhance its research and development capabilities. VCS believes that this approach is and will be sufficient for the Company's future needs. Capital expenditures include purchased software and computer equipment. As of the date of this filing, VCS had no material commitments for additional capital expenditures.

PART II -  OTHER INFORMATION

            ITEM 2.       LEGAL PROCEEDINGS

            On September 21, 1994 Voice Control Systems, Inc. began legal proceedings against Dr. Brian L. Scott in the 298th Judicial District Court of Dallas County, Texas. The Company's suit against Brian L. Scott was based on actions of Scott indicating a present and future intent to misappropriate VCS's trade secrets, usurp a corporate opportunity of VCS, and tortiously interfere with VCS's customers and employees. VCS would have suffered immediate and irreparable harm if such conduct were not enjoined.

            VCS was granted a temporary restraining order preventing Brian Scott from misappropriating VCS's trade secrets, usurping VCS's corporate opportunities, and tortiously interfering with VCS's customers and employees. By agreement, that temporary restraining order remained in effect throughout the first half of 1995 while additional hearings were held in the case. On June 5, 1995, the Company filed a non-suit, dismissing the action without prejudice towards its refiling.


            ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

            (a)    Exhibits

                   Exhibit - 27  Financial Data Schedule


             (b)   Reports on Form 8-K

                   No reports on Form 8-K were filed by the Company during the quarter covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            VOICE CONTROL SYSTEMS, INC.




Dated:  August 7, 1995                      By:   /s/ Peter J. Foster
                                                  -------------------
                                                  Peter J. Foster
                                                  Chief Executive Officer
                                                  and President

                                                  /s/ Kim S. Terry
                                                  ----------------
                                                  Kim S. Terry
                                                  Principal Financial and
                                                  Accounting Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

27           Financial Data Schedule.
