Form 10QSB
period 1995-09-30
VOICE CONTROL SYSTEMS INC /DE/
filed 1995-11-15
CIK 350899

                 THIS DOCUMENT IS A COPY OF THE 10-QSB FILED
                      ON NOVEMBER 15, 1995 PURSUANT TO A
                    RULE 201 TEMPORARY HARDSHIP EXEMPTION.


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB


                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


Quarter Ended September 30, 1995                     Commission File No. 0-10385


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



                 __________________________________________


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

              4,226,319 SHARES of Common Stock, $.01 par value
                     outstanding at September 30, 1995.

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

                                                     VOICE CONTROL SYSTEMS, INC.

                                                                   BALANCE SHEET
                                                                     (UNAUDITED)



=============================================================================================================
SEPTEMBER 30,                                                                                        1995
-------------------------------------------------------------------------------------------------------------
                                                 A S S E T S

CURRENT:
   Cash and cash equivalents                                                                    $   1,478,024
   Accounts receivable (net of $33,800 allowance for doubtful accounts) (Note 6)                    1,475,775
   Inventory                                                                                          644,576
   Prepaid expenses                                                                                   207,618
                                                                                                -------------
        TOTAL CURRENT ASSETS                                                                        3,805,993
NET PROPERTY AND EQUIPMENT                                                                            465,100
OTHER ASSETS                                                                                           19,198
                                                                                                -------------
                                                                                                $   4,290,291
                                                                                                =============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT:
   Accounts payable and accrued expenses (Note 4)                                               $     399,229
   Deferred revenue                                                                                   309,938
   Current portion of capital lease obligation                                                          6,971
                                                                                                -------------
        TOTAL CURRENT LIABILITIES                                                                     716,138
LONG TERM DEBT                                                                                      1,161,799
                                                                                                -------------
        TOTAL LIABILITIES                                                                           1,877,937
                                                                                                -------------

COMMITMENTS

STOCKHOLDERS' EQUITY
   Preferred stock, $1.00 par value; 300,000 shares
      authorized- none issued and outstanding                                                              --
   Common stock, $.01 par value; 20,000,000 authorized
      shares; 4,226,319 issued and outstanding                                                         42,263
   Paid-in capital                                                                                 10,573,689
   Receivable from shareholders                                                                       (79,695)
   Deficit                                                                                         (8,123,903)
                                                                                                -------------
        TOTAL STOCKHOLDERS' EQUITY                                                                  2,412,354
                                                                                                -------------
                                                                                                $   4,290,291
                                                                                                =============

                See accompanying notes to financial statements.

                                                     VOICE CONTROL SYSTEMS, INC.


                                                               INCOME STATEMENTS
                                                                     (UNAUDITED)




=============================================================================================================
                                                          Three Months                   Nine Months
                                                       ended September 30,            ended September 30,
                                                 -----------------------------   ----------------------------
                                                      1995            1994            1995            1994
                                                 -------------   -------------   -------------  -------------
SALES (NOTE 5)                                   $   2,903,105   $   1,335,605   $   7,839,898  $   4,181,601
                                                 -------------   -------------   -------------  -------------
COST OF SALES                                        1,016,678         370,480       2,626,238      1,012,891

GROSS PROFIT                                         1,886,427         965,125       5,213,660      3,168,710

COSTS AND EXPENSES:
Research and development                               644,735         489,889       1,878,759      1,279,545
Selling, general and administrative                    890,911       1,006,870       2,534,636      2,261,362
Acquired R&D (Note 3)                                       -        3,507,607              -       3,507,607
Interest, to affiliates                                 33,730          39,815         109,730        108,289
                                                 -------------   -------------   -------------  -------------
Total Costs and Expenses                             1,569,376       5,044,181       4,523,125      7,156,803
                                                 -------------   -------------   -------------  -------------

INCOME BEFORE INCOME TAXES                             317,051      (4,079,056)        690,535     (3,988,093)

INCOME TAXES (NOTE 4)                                   10,000            -             10,000            -
                                                 -------------   -------------   -------------  -------------

NET INCOME                                       $     307,051   $  (4,079,056)  $     680,535  $  (3,988,093)
                                                 =============   =============   =============  =============

NET INCOME (LOSS) PER SHARE:

Primary                                          $        0.05   $       (1.26)  $        0.11  $      (1.57)
                                                 =============   =============   =============  =============
Fully diluted                                    $        0.05   $       (1.26)  $        0.10  $      (1.57)
                                                 =============   =============   =============  =============

WEIGHTED AVERAGE OUTSTANDING SHARES:
Primary                                              6,693,083       3,231,735       6,492,906      2,545,299
                                                 =============   =============   =============  =============
Fully diluted                                        6,803,800       3,231,735       6,754,263      2,545,299
                                                 =============   =============   =============  =============





                See accompanying notes to financial statements.

                                                     VOICE CONTROL SYSTEMS, INC.
                                                        STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

=======================================================================================================
NINE MONTHS ENDED SEPTEMBER 30,                                       1995                   1994
---------------------------------------------------------------------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $          680,535     $      (3,988,093)
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Acquired R&D                                                          -                3,507,607
       Depreciation and amortization                                      156,205               225,542
       Change in operating assets and liabilities:
           Accounts receivable                                           (554,955)              369,595
           Inventory                                                     (358,304)             (400,121)
           Prepaids                                                      (116,379)              (39,064)
           Other assets                                                     2,408              (111,542)
           Accounts payable and accrued expenses                           41,216                12,749
           Deferred revenue                                               253,688                10,079
                                                               ------------------     -----------------

Net cash provided by (used in) operating activities                       104,414              (413,248)
                                                               ------------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                                           150,200                   -
   Capital expenditures                                                  (137,206)             (233,905)
                                                               ------------------     -----------------

Net cash provided by (used in) investing activities                        12,994              (157,272)
                                                               ------------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of principal on notes payable and
     long-term debt                                                      (114,694)               (5,111)
   Proceeds from exercise of stock options                                399,983                66,274
                                                               ------------------     -----------------

Net cash provided by financing activities                                 285,289                61,163
                                                               ------------------     -----------------

Net increase (decrease) in cash and cash equivalents                      402,497              (585,990)
Cash and cash equivalents at beginning of year                          1,075,527               996,772
                                                               ------------------     -----------------

Cash and cash equivalents at end of quarter                    $        1,478,024      $        410,782
                                                               ==================     =================

Supplemental disclosures of cash flow information-
   Cash paid for interest                                      $           19,092      $         35,932
                                                               ==================     =================

Non cash financing activities:
   Conversion of debt and accrued interest to
     common stock                                              $          323,787      $        281,012
                                                               ==================     =================



                See accompanying notes to financial statements.

                                                     VOICE CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

================================================================================


1.       BUSINESS

         Voice Control Systems, Inc. (the "Company" or "VCS") engages in the design of speech recognition systems which allow for the voice control of electronic machines and/or devices. Operating results for the nine months ending September 30, 1995 are not necessarily indicative of the expected results for the year. The unaudited financial statements include all adjustments, consisting primarily of normal recurring accruals, which management considers necessary for a fair presentation of such information.

2.       PER SHARE INFORMATION

         Earnings per common and common equivalent share are computed based upon the weighted average number of outstanding shares of common stock and common stock equivalents.

3.       BUSINESS ACQUISITION

         Effective August 11, 1994, the Company acquired all of the stock of VCS Industries, Inc. in a reverse acquisition (the "Merger") accounted for using the purchase method of accounting. Each outstanding share of Industries common stock was converted into and exchanged for 2.61209 (.65302 after giving effect to the one-for-four reverse stock split) shares of the Company's common stock. Concurrently, all outstanding shares of common stock were subject to a one-for-four reverse stock split. As a result of the Merger, the Company expensed $3,507,607 for acquired research and development, acquired capitalized software costs, and costs associated with the termination of an officer in the quarter ended September 30, 1994.

4.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following at September 30, 1995:

                Accounts payable         $ 262,882
                Accrued expenses           136,347
                                         ---------
                                         $ 399,229
                                         =========

5.       INCOME TAXES

         Net operating loss ("NOL") carryforwards expiring from 1996 to 2010 totalling approximately $15,258,000 are available at September 30, 1995 to offset future periods taxable income. Effective as of August 11, 1994 an ownership change as defined by the Internal Revenue Code Section 382 occurred. The effect of such change will be to limit the use of the Company's NOL in future years to approximately $1,355,000 annually.

         The following reconciles income tax expense at the federal statutory rate to the actual tax expense at September 30:

                                                   1995              1994
                                               ------------    ---------------

Federal Income taxes at the statutory rate      $   252,000  $               -
State taxes based on income                          35,000                  -
Effect on taxes resulting from:
  Utilization of NOL carryforwards                ( 287,000)                 -
  Federal Alternative Minimum Taxes                  10,000                  -
                                               ------------    ---------------
                                               $     10,000    $
                                               ============    ===============

                                                     VOICE CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

================================================================================

         The Company has provided an allowance for its entire deferred tax asset, relating primarily to NOL carryforwards, of approximately $5,188,000 as its realization is dependent upon future generation of taxable income. Until such realization can be reasonably determined, management will continue to provide an allowance for the entire deferred tax asset.

6.       MAJOR CUSTOMERS

         Two customers accounted for 60% and 10% of total sales revenue for the nine months ended September 30, 1995. Three customers accounted for 44%, 14%, and 12% respectively of total sales revenue for the nine months ended September 30, 1994.

         The Company's largest customer is also the holder of its long term convertible debt. Accounts receivable from the largest customer was 14% of the total receivable balance at September 30, 1995.

PART I - FINANCIAL INFORMATION

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1995 vs. September 30, 1994

Total revenues increased 87% to $7,840,000 from $4,182,000, for an increase of $3,658,000. Two customers, Dialogic Corporation and Periphonics Corporation, accounted for 60% and 10%, respectively, of total sales revenue for the first nine months of 1995. Three customers accounted for 44%, 14%, and 12% respectively of total sales revenue for the first nine months of 1994.

Product revenues of $5,946,000 were 76% of revenues in the first nine months of 1995. They increased 140% from $2,473,000 in the first nine months of 1994, accounting for $3,473,000 or 95% of the increase in total revenues. Virtually all of the increase in product revenues resulted from an increase in telecom voice recognition board sales to Dialogic Corporation during the first nine months of 1995.

Royalty, development and license fees of $1,866,000 were 24% of total revenues for the first nine months of 1995. These revenues increased 9% from $1,709,000 in the first nine months of 1994. This increase resulted primarily from an increase in revenues from custom vocabulary loads and development revenue from several new and previous customers.

Gross margin as a percent of sales decreased from 75.8% in the first nine months of 1994 to 66.5% in the first nine months of 1995, principally as a result of the revenue mix between hardware sales and royalty revenue and cost associated with hardware sales.

Total operating expenses, excluding costs of sales, decreased 37% from $7,157,000 in the first nine months of 1994 to $4,523,000 in the first nine months of 1995. Selling, general, and administrative expenses increased 12% from $2,261,000 in the first nine months of 1994 to $2,535,000 in the first nine months of 1995, research and development expenses increased 47% from $1,280,000 in the first nine months of 1994 to $1,879,000 in the first nine months of 1995, and interest expense increased 2% from $108,000 in the first nine months of 1994 to $110,000 in the first nine months of 1995. In the first nine months of 1994, the Company recorded a charge of $3,508,000 for acquired research and development associated with the Merger.

The increase of $274,000 in selling, general, and administrative expenses from the first nine months of 1994 to the first nine months of 1995 reflects increases of $230,000 in payroll costs associated with the addition of six sales, marketing and administrative employees, $59,000 in stock related expenses, $127,000 in legal and professional, $38,000 in facilities expense, $34,000 in supplies, printing and postage expenses offset by decreases of $190,000 in general expenses including bad debt expense of $115,000, and $24,000 in travel, entertainment, advertising and conference expenses.

The increase in research and development expense of $599,000 from the first nine months of 1994 to the first nine months of 1995 primarily reflects an increase in payroll related expenses of $507,000 associated with the addition of eleven employees since the Merger. The remainder of the increase was accounted for primarily by a $43,000 increase in supplies, printing and postage expense, $47,000 in travel expenses and $10,000 in conferences.

The slight increase in interest expense of $1,000 from the first nine months of 1994 to the first nine months of 1995 is due primarily to increases in the floating rates of convertible debt which are tied to the prime interest rate.

The provision for federal and state taxes increased by $10,000 from the first nine months of 1994 to the first nine months of 1995 as a result of a federal alternative minimum tax liability. Revenue in the first nine months of 1995 triggered a federal alternative minimum tax liability. Federal income taxes and state franchise taxes based on income were offset by net operating loss carryforwards during 1995.

The first nine months reflected net income of $681,000 compared to a $3,988,000 loss in the first nine months of 1994. The loss in the first nine months of 1994 included an expense for acquired research and development associated with the Merger. Because of VCS's volatile history of earnings and losses, the earnings in the first nine months of 1995 should not be relied upon as an indicator of earnings in future quarters or for the year.


Three Months Ended September 30, 1995 vs. September 30, 1994

Total revenues increased 117% to $2,903,000 from $1,336,000, for an increase of $1,567,000. Two customers, Dialogic Corporation and Periphonics Corporation, accounted for 58% and 15%, respectively, of total sales revenue for the quarter ended September 30, 1995. Three customers accounted for 45%, 12%, and 11% respectively of total sales revenue for the quarter ended September 30, 1994.

Product revenues of $2,327,000 were 80% of revenues in the third quarter of 1995. They increased 239% from $686,000 in the third quarter of 1994, accounting for $1,641,000 or 104% of the increase in total revenues. Virtually all of the increase in product revenues resulted from an increase in telecom voice recognition board sales to Dialogic Corporation and Periphonics during the third quarter of 1995.

Royalty, development and license fees of $576,000 were 20% of total revenues for the third quarter of 1995. These revenues decreased 12% from $650,000 in the third quarter of 1994. This decrease resulted primarily from a decrease in revenues from custom vocabulary loads and development revenue.

Gross margin as a percent of sales decreased from 72% in the third quarter of 1994 to 65% in the third quarter of 1995, principally as a result of the revenue mix between hardware sales and royalty revenue and cost associated with hardware sales.

Total operating expenses, excluding costs of sales, decreased 69% from $5,044,000 in the third quarter of 1994 to $1,569,000 in the third quarter of 1995. Selling, general, and administrative expenses decreased 13% from $1,007,000 in the third quarter of 1994 to $891,000 in the third quarter of 1995, research and development expenses increased 32% from $490,000 in the third quarter of 1994 to $645,000 in the third quarter of 1995, and interest expense decreased 17% from $40,000 in the third quarter of 1994 to $34,000 in
the third quarter of 1995.   In the third quarter of 1994, the Company recorded
a charge of $3,508,000 for acquired research and development associated with the Merger.

The decrease of 116,000 in selling, general, and administrative expenses from the third quarter of 1994 to the third quarter of 1995 reflects increases of $18,000 in facilities costs, $14,000 in travel and entertainment, $54,000 in legal and professional, $25,000 in supplies, printing, and postage and $5,000 in conferences and advertising offset by a decrease of $6,000 in payroll costs,

$107,000 in amortization related to the goodwill acquired in the Merger, $115,000 in bad debt, and $6,000 in miscellaneous expenses.

The increase in research and development expense of $155,000 from the third quarter of 1994 to the third quarter of 1995 primarily reflects an increase of $130,000 associated with an increase in payroll and related expenses and the addition of eleven employees since the Merger. The remainder of the increase was accounted for primarily by a $14,000 in supplies, equipment rental/repairs and maintenance expenses, $21,000 in travel expenses associated with vocabulary development travel, $3,000 in miscellaneous expenses offset by a decrease of $13,000 in legal and professional fees.

The decrease in interest expense of $6,000 from the third quarter of 1994 to the third quarter of 1995 is due primarily to the conversion of $180,000 of debt into shares of common stock in August of 1994.

The provision for federal and state taxes increased by $10,000 from the third
quarter of 1994 to the third quarter of 1995.   Federal income taxes and state
franchise taxes based on income were offset by net operating loss carryforwards during 1995.

The third quarter of 1995 reflected net income of $681,000 compared to a $4,079,000 loss in the third quarter of 1994. The loss in the third quarter of 1994 included an expense for acquired research and development associated with the Merger. Because of VCS's volatile history of earnings and losses, the earnings in the third quarter of 1995 should not be relied upon as an indicator of earnings in future quarters or for the year.


LIQUIDITY AND CAPITAL RESOURCES

Net working capital was $3,090,000 and $1,300,000 at September 30, 1995 and 1994, respectively. Net cash flows provided by operating activities were $104,000 in the first nine months of 1995 as compared to cash flows used by operating activities of $413,000 in the first nine months of 1994. In addition to the activities described in "Results of Operations", cash flows were primarily impacted by increases of $358,000 in inventory, $555,000 in accounts receivable and $116,000 in prepaid expenses partially offset by a $254,000 increase in deferred revenue.

VCS's primary source of liquidity is the timely collection of its accounts receivable. At September 30, 1995, 14% of accounts receivable are due from a major customer and holder of a long term convertible debt. Such amounts are generally paid within 30 days.

As of September 30, 1995, VCS had $1,478,000 in cash and cash equivalents, compared to $411,000 at September 30, 1994. VCS's only debt consists of the $1,162,000 convertible promissory note due to a major customer in 1997. VCS paid $19,092 in interest to officers and affiliates in the first nine months of 1995.

VCS believes that its existing sources of liquidity and future funds generated by operations will be sufficient to provide the capital resources necessary to support increased operating needs and to finance continued growth in the foreseeable future.

CAPITAL EXPENDITURES

Capital expenditures amounted to $137,000 and $234,000, respectively, in each of the first nine months of 1995 and 1994. The capital expenditures are principally related to the expansion and upgrading of VCS's research and development capabilities. VCS currently rents, on a short term basis, any additional equipment required to enhance its research and development capabilities. VCS believes that this approach is and will be sufficient for the Company's future needs. Capital expenditures include purchased software and computer equipment and office furniture. As of the date of this filing, VCS had no material commitments for additional capital expenditures.

PART II -  OTHER INFORMATION

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

         10.1 Addendum to Office Lease Agreement between the Company and Laborers National Pension Fund dated September 8, 1995.

         10.2 Amendment #1 to Employment Agreement between the Company and Dr. Thomas B. Schalk dated July 20, 1995.

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



                                  VOICE CONTROL SYSTEMS, INC.




Dated:  November 14, 1995         By: /s/ Peter J. Foster
                                      -------------------
                                      Peter J. Foster
                                      Chief Executive Officer and President

                                      /s/ Kim S. Terry
                                      ----------------
                                      Kim S. Terry
                                      Principal Financial and Accounting Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

10.1       Addendum to Office Lease Agreement between the Company and
           Laborers National Pension Fund dated September 8, 1995.

10.2       Amendment #1 to Employment Agreement between the Company and
           Dr. Thomas B. Schalk dated July 20, 1995.

27         Financial Data Schedule
