Form 10KSB
period 1995-12-31
VOICE CONTROL SYSTEMS INC /DE/
filed 1996-04-01
CIK 350899

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)

   X       Annual Report Pursuant to Section 13 or 15(d) of the Securities
_______
Exchange Act of 1934 for the fiscal year ended December 31, 1995.

_______    Transition report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 from the transition period from ________ to __________.

Commission File Number 0-10385


                          VOICE CONTROL SYSTEMS, INC.
                 (Name of small business issuer in its charter)

           DELAWARE                                   75-1707970
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

       14140 MIDWAY ROAD
        DALLAS, TEXAS                                   75244
(Address of principal executive                       (Zip Code)
           offices)

                           Issuer's telephone number,
                      including area code: (214) 726-1200

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.01 PAR VALUE
                                (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes     X       No
              ---         ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [_____]

The issuer's revenues for its most recent fiscal year $10,778,814.

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 15, 1996, was $79,236,697.

The number of shares of the registrant's Common Stock outstanding as of March 15, 1996 was 7,000,123.

The following documents are incorporated by reference into this Annual Report on Form 10-KSB: Portions of the registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                          Index to Exhibits on Page

                               TABLE OF CONTENTS

ITEM                                                                                                            Page
                                                          PART I

1        DESCRIPTION OF BUSINESS
         General                                                                                                   3
         Speech Recognition                                                                                        3
         Software Development/OEM                                                                                  4
         Strategy                                                                                                  6
         Products and Services                                                                                     6
         Technology Development                                                                                   13
         Sales and Marketing                                                                                      13
         Manufacturing                                                                                            15
         Competition                                                                                              15
         Patents                                                                                                  15
         Employees                                                                                                15
2        DESCRIPTION OF PROPERTIES                                                                                16
3        LEGAL PROCEEDINGS                                                                                        16
4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                      16

                                                         PART II

5        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         Common Stock Prices                                                                                      16
         Dividend Policy                                                                                          16
6        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         Results of Operations
                 1995 vs 1994                                                                                     17
                 1994 vs 1993                                                                                     18
         Liquidity and Capital Resources                                                                          18
         Recent Accounting Pronouncement                                                                          19
7        FINANCIAL STATEMENTS                                                                                     19
8        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                                                                      19

                                                         PART III

9        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                                               19
10       EXECUTIVE COMPENSATION                                                                                   19
11       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT                                                                                           19
12       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                           19
13       EXHIBITS AND REPORTS ON FORM 8-K                                                                         20




                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Voice Control Systems, Inc. ("VCS" or the "Company") was founded in September 1978 and was organized as a Texas corporation in May 1980. The Company reincorporated as a Delaware corporation in January 1981 under the name "Scott Instruments Corporation" ("Scott"). Effective August 11, 1994, VCS Industries, Inc., an Illinois corporation ("Industries"), merged into the Company whereupon the Company changed its name to Voice Control Systems, Inc. (the "Merger"). After the Merger, security holders of Industries owned, assuming the exercise of all outstanding rights to purchase Common Stock, 76% of the outstanding Common Stock of the Company and designees of Industries accounted for a majority of the Company's Board of Directors. The Merger was accounted for as a reverse acquisition and therefore all financial information (except for stock prices) included herein for periods prior to the Merger is that of Industries.

VCS is a leading international supplier of speech recognition and related speech input technologies. The Company believes that it offers the widest selection of speech recognition and speaker verification products and vocabulary libraries. These products employ a proprietary phonetic approach to speech recognition developed by VCS over the past 17 years. VCS has a number of commercial firsts in applying its technology in commercial applications, including: (i) the first speaker-independent telephone speech recognizer PC board; (ii) the first speaker-independent cellular telephone voice dialer;
(iii) the first switch-based cellular voice dialer; (iv) the first alphabet recognizer; and (v) the first simultaneous speaker-independent speech recognizer and speaker verification system. VCS believes it is the leading provider of speech recognition technologies in telecommunications applications worldwide, with more than 300,000 speech recognizers distributed in 30 countries, and plans to expand into other speech recognition markets.

The Company markets its technologies to systems integrators and OEMs in telecommunications, desktop computing and consumer electronics markets. VCS technology has been successfully sold into many applications around the world, including telephone network automation (1-800-COLLECT-U.S.), telephone banking (National Westminster Bank, Ltd.-United Kingdom), order entry (Amway Home Products-U.S.), government services (the Internal Revenue Service-U.S. and Revenue Canada-Canada), computer multimedia sound boards (Micronics Computers-U.S.), interactive computer software (Auralog-France), travel information access systems (Lufthansa-Germany and Hong Kong Railways), network-based cellular telephone voice dialing (AT&T Wireless Services' VoiceTouch) and automotive-based cellular voice dialing (Mercedes-Benz-U.S.). Many of the leading equipment manufacturers and systems integrators in their respective industries incorporate the Company's technology into their products, including Dialogic Corporation, InterVoice, Brite Voice Systems, Periphonics, OKI Telecom, Hughes Network Systems, Micronics Computers and OKI Semiconductor.

The Company's principal sources of revenue are from (i) sales of speech recognition hardware and software products to system developers and original equipment manufacturers, (ii) royalties and license fees generated from licensing of speech technologies to system and product developers, and (iii) providing specialized engineering services, principally to assist in the integration of its technology into its customers' products and systems.

SPEECH RECOGNITION

Speech is the most natural and convenient means of human communication and, therefore, a natural means for a person to communicate with a machine. Speech recognition technology converts spoken inputs into digital electronic signals, which are then translated by a computer processor into specific computer instructions or data. For example, words such as "stop" and "go" may be translated using speech recognition into corresponding digital computer commands, and words such as "one" and "two" may be translated into numeric data.

Speech recognition applications are usually divided into two categories by the type of technology required: speaker-dependent and speaker-independent applications. Speaker-dependent technology requires a user to train a device to recognize a particular command. This training process has the disadvantage of requiring some effort on the part of the user, but has the advantage of permitting the user to choose his or her own words for any command. For example, speaker-dependent technology is usually used in telephone voice-dialing applications since it permits a user to create custom name lists. Speaker-independent technology allows the recognizer to accept speech input from virtually any user, regardless of gender, age or regional accent, without user training. It has found acceptance in applications used by the public, such as telephone-based automated banking or telephone order entry.

Speech recognition systems or recognizers can require continuous or discrete articulation of words. Continuous recognition permits users to speak a string of digits without pausing, which is useful when entering a telephone or account number. Discrete recognition requires speech to be said with short pauses between words. This technology is useful in applications requiring single word inputs, such as replying "yes" or "no" to questions. Discrete inputs might include words, letters or numbers. Continuous recognizers require more computer resources than discrete recognizers and, therefore, are more expensive.

Speaker verification technology converts speech into digital electronic signals that are then analyzed by a computer processor for patterns of identifying characteristics. These patterns are compared to stored memories of speech patterns to determine if the patterns match. Matching patterns are used to verify a subject's claimed identity. For example, a speaker verification system could verify that a person reciting an employee identification number is in fact that employee.

While various types of speech technology have existed for many years, early speech technology applications were generally inadequate due to their relatively high costs and low performance. However, as a result of the decreased cost of computer processing hardware and the development of more reliable and efficient technology, as well as increased public familiarity with computer automated devices, speech recognition is now an accepted feature of many telecommunications applications. The Company's technology is presently used in the telecommunications industry and is also increasingly being accepted into applications designed for desktop computing, including computer telephony and consumer electronics. Recent implementations of speech recognition in consumer electronics include control of personal computers, hands-free dialing of car phones and transaction processing through interactive voice response systems. The Company believes that speech-based control and operation of electronic devices will be incorporated in an increasing variety of applications as speech recognition becomes easier to use and more natural, accurate and affordable.

VCS views the market for speech recognition as four horizontal or industry segments and four vertical layers of distribution. The industry segments are telecommunications, consumer electronics, desktop computing and dictation. VCS believes that it is the leading provider of speech recognition technology currently used in the telecommunications segment. The Company's technology is also used in the desktop computing and consumer electronics segments. VCS does not currently offer products for the dictation segment of the speech recognition market and has no current plans to do so.

A recent third party market study defines four vertical levels of market distribution: (i) licensing, (ii) component sales, (iii) system sales and (iv) solution sales. Licensing involves providing a core speech recognizer and any associated vocabulary reference tables in software. Component sales involve selling the basic speech recognizer embedded in component level hardware such as a semiconductor or a printed circuit board. System sales consists of selling finished products which use the recognition technology, and solution sales consists of selling speech recognition solutions using integrated speech recognition systems.

VCS distributes its products and services primarily through licensing and component sales. Its Personal Voice Dialer product is its only system sale. See "--Products and Services." Based upon the Company's practical experience as a leader in developing and commercializing speech recognition technology in the telecommunications market and the quality and diversity of its current technology, the Company believes that it is well positioned to continue to participate in the growth of speech recognition in the telecommunications market while expanding its initial penetration in the desktop computing and consumer electronic markets.

SOFTWARE DEVELOPMENT/OEM

Delivering VCS speech recognition technology to end users requires that a systems integrator or OEM first complete a product development program during which the Company's speech technology is incorporated into a product. This requires an investment of both time and resources on the part of the systems integrator or OEM. The Company believes that successful completion of a product development program with a systems integrator or OEM gives VCS an advantage at that VCS account.

VCS first began commercial delivery of speech recognition in 1986. Since then the Company's technology has been or is being integrated in many systems and products including:

    Systems Integrators/OEMs                 Typical Applications               Illustrative End Users/Products
    ------------------------                 --------------------               -------------------------------

Apex Voice Communication, Inc.      Virtual telephone network messaging          Telephone companies in developing nations
                                    system

Applied Voice Technology            Unified messaging on CTI platforms           Small and medium businesses

Auralog                             Multimedia interactive training software     Language training companies

Brite Voice Systems Inc.            Wireless network-based voice dialing,        Telephone companies and cellular and PCS
                                    telephone network voice processing           service providers:
                                    systems                                                   AT&T Wireless VoiceTouch
                                                                                              Ameritech VoiceSelect

Brite/Perception                    Interactive voice response systems           Banks, educational institutions, financial
                                                                                 institutions and call center operators:
                                                                                              MBNA Account Information System

Dialogic Corporation                Call processing components for voice         Systems providers in voice mail,
                                    processing systems in                        voice messaging, interactive voice
                                    telecommunications and computer              response and telephone network intelligent
                                    telephony                                    peripherals:
                                                                                              Digital Equipment Corp.
                                                                                              Offnet

Deutsche Telekom, AG                Telephone network-based interactive          German and Eastern European telephone
                                    voice response                               companies

Hughes Network Systems              Cellular, PCS and SMR voice-activated        Automobile manufacturers, cellular
                                    telephones                                   equipment retailers and wireless telephone
                                                                                 service providers:
                                                                                              1996 General Motors Cadillac

IBM Corporation                     General interactive voice response           Financial institutions, information
                                    systems                                      service providers, call center operators,
                                                                                 airlines and the travel industry:  DirectTalk

InterVoice, Inc.                    Interactive voice response systems           Banks, brokerage firms, financial
                                    and intelligent peripherals in telephone     institutions, information service
                                    networks                                     providers, telephone companies, and airlines
                                                                                 and travel related companies:
                                                                                              1-800-COLLECT

OKI Semiconductor                   Speech recognition chip                      Manufacturers in the automotive, consumer
                                                                                 electronics and computer industries:
                                                                                              MSM 6679 VRP

OKI Telecom                         Voice-activated wireless telephones          Automobile manufacturers, cellular equipment
                                                                                 retailers and wireless telephone service providers:
                                                                                              Mercedes-Benz 500 and 600 series

Micronics Computers, Inc.           Multimedia PC sound boards                   PC retailers:
                                                                                              Orchid Technology sound boards

Periphonics Corporation             Interactive voice response systems           Banks, financial institutions, information
                                    and intelligent peripherals                  service providers, telephone companies, airlines
                                                                                 and travel related companies:
                                                                                              US IRS 1040EZ telephone tax return
                                                                                              filing system

Precision Systems, Inc.             Telephone messaging systems,                 Telephone companies, call center operators,
                                    telephone network-based voice                and wireless service providers:
                                    processing systems and call center                        "Atlas" Personal Telecommunications
                                    automation                                                Assistant

Siemens, AG                         Voice activation in telephone                Telephone companies worldwide
                                    network switching systems

Telecorp Systems, Inc.              Pay-per-view automated order entry           Cable television companies and subscription
                                                                                 television companies



STRATEGY

The Company's strategy is to capitalize on its strong base of technology, practical experience, speech database libraries and established distribution channels to participate in the increasing use of speech recognition in the telecommunications market while expanding its presence in other developing speech recognition markets. The specific elements of its strategy are as follows:

Maintain leadership in the application of speech recognition technology in the telecommunications industry

The Company believes it is the leading supplier of speech recognition technology used in telecommunications. The Company plans to maintain this position by developing and deploying new products primarily across its existing distribution network. Dialogic has historically been the Company's largest distributor/customer in the telecommunications market segment. While Dialogic represents a large portion of VCS's revenues, speech recognition technology presently is sold with only a small percentage of Dialogic's product sales.
The Company is working with Dialogic to increase the penetration of speech recognition by developing new products and marketing programs targeted to increase penetration of existing VCS products sold by Dialogic. The Company also plans to increase penetration of its other telecommunications distributors' sales by joint marketing programs, enhancement of existing products and new product offerings.

Diversify its markets to include consumer electronics and desktop computer applications

Presently the Company derives the majority of its sales by providing speech recognition technology to the telecommunications market. The Company plans to expand marketing of its technology to other markets in order to diversify its revenue base. To this end, the Company has begun to market its technology to the consumer electronics and desktop computer markets. The Company believes that systems integrators and OEMs in these markets will increasingly use speech recognition technologies in their products and that the Company's experience and reputation in implementing speech recognition in the telecommunications market positions it favorably to compete in these emerging markets.

Improve the man-machine interface

The Company is developing enhancements to its core technology to permit recognition of more conversational speech. These enhancements will permit end users to access larger vocabularies and, by spotting key words, to speak in a more natural and conversational manner. In addition, the Company has announced a "Phonetic Dictionary" vocabulary development system for user-developed speaker-independent vocabularies. See "--Products and Services--Enhanced Technologies."

Emphasize software license revenues

The Company's products consist of implementations of its software-based speech recognition technologies in software, hardware or computer chips. Historically, the Company has developed both hardware and software for its customers. However, as the markets for speech recognition technologies grow and mature, the Company expects to increase its proportion of revenues from software sales or licenses to systems integrators and OEMs who will design and manufacture their own hardware.

Develop end user voice dialer products

The Company has recently introduced its first product marketed directly to the end user. Historically, the Company developed technology exclusively for integration by systems integrators and OEMs into their products.

Expand its international presence

The Company's marketing and product strategy is to continue to develop its products for use internationally. VCS currently has discrete digit and control word vocabularies for telecommunications applications in 45 languages and dialects.

PRODUCTS AND SERVICES

Core Technology Products

All VCS speech technology products are based upon VCS's proprietary speech technology developed over the last 17 years and refined by VCS's field experience gained by helping its customers implement over 300,000 speech recognizers. Speech input is typically the most natural and efficient means of human communication. With the increase in the power of low-cost digital signal processors ("DSPs") and microprocessors ("chips"), manufacturers of business and consumer products have begun to use human speech as an interface to their products.

The Company's current technologies include speaker-independent (discrete and continuous) and speaker-dependent speech recognition, as well as speaker verification. The Company's speaker-independent speech recognition technology is based on "phonetic unit identification." This technology examines the features of a spoken word only to the point of recognizing the word's unique components and disregards the characteristics of a particular speaker's voice, such as pitch, inflection and accent. VCS's proprietary software then dissects the word and examines its components to identify the word presented to it, irrespective of the speaker. Although the Company has designed hardware on which its recognition software resides, there is no unique hardware required to use the Company's technology.

For the most demanding speaker-independent applications, including digit vocabularies for telecommunications or cellular automotive vocabularies, VCS collects many speech samples in the environment and language of the targeted application. These speech samples are processed in the laboratory to develop the specific vocabulary reference tables. The Company believes this methodology permits a higher degree of accuracy than alternative methods of vocabulary development. Because customers usually cannot create vocabulary words themselves, VCS has processed discrete vocabularies in 45 languages, alphanumeric vocabularies in 18 languages and continuous vocabularies in 13 languages for telecommunications applications. For applications requiring custom speaker-independent vocabularies, VCS offers a vocabulary development service program. In the last three years, VCS has processed several hundred custom vocabularies in connection with this program. The Company's "Phonetic Dictionary" will allow users to select and create a speaker-independent vocabulary. See "--Enhanced Technologies."

                     TELECOMMUNICATIONS LANGUAGES PROCESSED

    Discrete Digits & Control Words                        Alphanumeric                   Continuous
- ----------------------------------------------             ------------                   ----------
Afrikaans                 Hungarian                      Australian English             British English
Australian English        Italian                        British English                Canadian English
Belgian French            Japanese                       Canadian English               Canadian French
Brazilian Portuguese      Korean                         Canadian French                Cantonese
British English           Malaysian                      Dutch                          Dutch
Canadian Cantonese        Malaysian English              European French                European French
Canadian English          Mandarin                       Finnish                        Finnish
Canadian French           N. American Spanish            German                         German
Cantonese                 Polish                         German Military Alphabet       Hong Kong English
Castilian                 Puerto Rican English           Greek                          Mexican Spanish
Catalan                   Puerto Rican Spanish           Hebrew                         N. American Spanish
Danish                    Russian                        Hong Kong English              S. American Spanish
Dutch                     Singapore English              Italian                        U.S. English
European French           S. African English             N. American Spanish
European Portuguese       S. American Spanish            S. American Spanish
Finnish                   Swedish                        Singapore English
Flemish                   Swiss French                   U.S. English
German                    Swiss German                   U.S. Military Alphabet
Greek                     Swiss Italian
Hebrew                    Thai
Hindi                     Turkish
Hong Kong Cantonese       U.S. English
Hong Kong English

The Company offers speaker-dependent speech recognition technology for applications which are anticipated to be used by only one or a few speakers, such as control of a personal computer or voice dialing a cellular phone. Before using a speaker-dependent system, the user is prompted to introduce himself to the system by speaking specific utterances; the speech is analyzed to tune the recognition system to work well with that user. The Company optionally offers speaker adaptation capabilities in its speaker-dependent technology products. Speaker adaptation improves accuracy in speaker-dependent applications by enabling a system to adjust to peculiarities in a user's voice or pronunciation, such as may occur if the user is suffering from a cold or hayfever. It may also be used to adapt the recognizer to use by several persons.

The Company's speaker verification technology (trade named SpeechPrint ID ) allows a system to verify that a user is who he claims to be. Because it has been designed to run on the same components as VCS's speech recognition technologies, no additional hardware is required to implement speaker verification in a recognizer that already employs the Company's technology.

The Company believes that its approach to speech recognition and speaker verification delivers significant performance advantages in terms of the requirements for processing power, memory and vocabulary size. The Company's technology is capable of supporting the largest channel density of any commercial product currently on the market.

                        CORE TECHNOLOGY PRODUCT SUMMARY

The following table sets forth certain summary information for the Company's current core technology products.

Core Technology                                          Options and
  Application            Features                  Enhanced Technologies
- -----------------------------------------------------------------------------------
Telecommunications    SI, SD, SA, SV              User selectable triggering
                      Continuous speech input     Voice activation
                      Discrete speech input       Word spotting
                      HMM decision strategy       High rejection vocabularies
                      Phonetic "front-end"        Phonetic dictionary
                      Vocabulary masking          Cut-thru (barge-in)
                      High accuracy in tele-      Large vocabulary
                      phone environment             capability(u)
                      Multi-channel/high          Alphabet recognition
                      density                     Custom vocabulary
                      Software-based              development service


- -----------------------------------------------------------------------------------
Desktop               SI, SD, SA,                 Voice activation
Computing             Discrete input              Low memory option
                      Continuous input(u)         Custom vocabulary
                      SAPI interface(u)           development service
                      HMM decision strategy(u)    Telephone or
                      OLE format software(u)      desktop speech input
                      Accurate in high noise      Alphabet recognition
                      "Close talk" or "far talk"
                         microphone input

- -----------------------------------------------------------------------------------
Consumer/             SI, SD, SA, SV              Alphabet recognition
Automotive            Discrete speech input       Voice activation
                      "Close talk" or "far talk"  SI & SD operation
                        microphone input          Celldial interface
                      Accurate in high noise      Custom vocabulary
                      Low memory required         development service
                      Phonetic "front-end"
                      Low "horsepower"
                        processor required


- -----------------------------------------------------------------------------------

Core Technology                                               Customer
  Application            Operating Environment              Vocabularies
- -----------------------------------------------------------------------------------
Telecommunications       DSP embedded recognizer        45 languages-- discrete
                         DSP library recognizer           digits
                         Microprocessor                 18 languages-- alphabet
                         embedded recognizer            12 languages --
                         Fixed point support              continuous
                         Floating point support         9 languages -- cellular
                         Supported processors:          3 languages -- phonetic(u)
                           Texas Instruments
                           Intel
                           NEC
                           OKI
                           Siemens(u)

- -----------------------------------------------------------------------------------
Desktop                  Microprocessor                 45 languages -- CT
Computing                embedded recognizer              digits
                         DOS-based system               18 languages -- CT
                         OS/2-based system                alphabet(u)
                         Supported processors:          12 languages --
                           Intel                          continuous(u)
                           OKI                          PC control library
                           NEC


- -----------------------------------------------------------------------------------
Consumer/                DSP embedded recognizer        45 languages -- CT
Automotive               DSP library recognizer           discrete digits(u)
                         Microprocessor                 18 languages -- CT
                         embedded recognizer              alphabet
                         Fixed point support            7 languages --
                         Floating point support           automotive
                         Supported processors:          PC control library
                           Texas Instruments            military alphabet   library
                           Intel                        machine control library
                           NEC
                           OKI
- -----------------------------------------------------------------------------------


SI -- speaker-independent     SD -- speaker-dependent   SA -- speaker-adaptive
SV -- speaker verification     u -- under development   CT -- computer telephony

                               GLOSSARY OF TERMS

"Back end" -- The portion of the speech recognition algorithm which determines the word spoken. It uses the information from the "front end" to arrive at its decision.

"Celldial" -- A VCS parametric-based programming interface to simplify voice dialing application software.

"Close talk" -- Speaking into a microphone close to the mouth, such as a telephone handset microphone.

"Far talk" -- Speaking into a microphone at a distance from the speaker, such as a telephone speakerphone microphone.

"Front end" -- The feature extraction portion of a speech recognizer. The "features" or speech characteristics desired are computed by this part of the speech algorithm and passed to the "back end."

"HMM" -- Hidden Markov Modeling. A mathematical database search model which is commonly used for complex computer database modeling problems, such as speech recognition.

"OLE" -- Object linking and embedding. A programming environment that simplifies application software development through the use of software "libraries" that contain code to implement special program features.

"Phonetic" -- Relating to phonemes, the basic sounds or units of spoken language.

"SAPI" -- Speech application program interface. This is a standard established by Microsoft for programmers of speech applications to enable integration of third party software products with other applications running in a Microsoft environment.

"Software-based" -- Technology which is embodied in software only and is thereby capable of operating in any hardware environment.

"Vocabulary masking" -- A technique by which a speech recognizer vocabulary is divided into smaller sub-vocabularies in "real time" to improve recognition accuracy.

Enhanced Technologies

As end users become more accustomed to interacting with products incorporating speech recognition technologies, firms utilizing speech recognition in their systems request advanced features, such as continuous digit input, the ability to override outgoing system prompts with voice commands, natural language capabilities and conversational speech. The Company currently has several projects under development or in beta test which are aimed at providing these enhanced speech recognition solutions.

Natural language refers to the capability of speaking digits combined with other key numeric words, such as "hundred" or "thousand," in a continuous manner. Speech recognition technology available today requires that the user speak digits in a more structured manner. For example, a number such as 2400 must be spoken either discretely or continuously as "two-four-oh-oh." Natural language technology will permit the user to say "twenty-four hundred" or "two thousand four hundred" as well. The Company is currently developing vocabularies to enable natural language input and expects to have beta versions in U.S. English available in 1996.

Phonetic dictionary technology is another advanced feature being requested by experienced systems integrators. Using a "phonetic dictionary," a word can be entered into a speaker-independent system by selecting and linking "phonemes" (i.e., individual units of sound) from a "dictionary" rather than sampling hundreds of people speaking the word. In order to develop its phonetic dictionary technology, the Company must collect thousands of samples of phonetically rich speech in each language. These samples are processed into a phonetic dictionary of all the sounds (phonemes) in a language. To develop its phonetic dictionary technology, the Company must collect many samples of phonetic representations of speech that then are assembled in VCS's laboratory. This technology will enable a wider distribution of speech recognition in new applications that require larger vocabularies of custom or semi-custom words, such as product names or proper names. This technology will be particularly useful in applications where the list of vocabulary words changes regularly, such as employee names in a voice mail/auto attendant system. Phonetic dictionary technology is currently available in beta form from the Company with commercial availability of the technology and vocabulary creation tools expected in 1996.

Large speech recognition vocabularies, in excess of 2,000 words, are becoming increasingly feasible due to technology advancements, such as phonetic dictionary. The Company has demonstrated a speaker-independent speech recognition capability for 500 words and its objective is to complete development of a 2,500 word speaker-independent product during 1996.

Conversational speech recognition is more complicated than the speech recognition products described above. Context and grammar rules, which take advantage of knowledge of a specific application, are implemented in a software layer above the core recognizer, which aids and guides the recognition process. Conversational speech systems require extremely expensive hardware to operate and are inherently inflexible and difficult to maintain in changing application environments. However, the Company believes conversational speech recognition has great potential for being the most accepted technology for automated information systems. VCS plans to develop its initial capabilities in a conversational speech recognizer during 1996.

Telecommunications Products

VCS licenses software and sells several speech recognizer hardware products for use in telecommunications environments. VCS speech recognition boards provide the hardware and software necessary to permit speech recognition and speaker verification in telecommunications systems. These boards will operate the Company's speaker-independent and speaker-dependent speech recognition technologies to provide reliable speech recognition over local and long distance telephone lines. The boards may be used in analog or digital environments and in a variety of applications, including customer service, voice mail, home banking, audiotext, order processing, telemarketing and telephone company operator services. They are designed for easy incorporation into most interactive voice processing systems to permit use of these systems from any touch-tone or rotary dial telephone. This is particularly important internationally where the touch-tone penetration rate is significantly lower than in the United States, making speech recognition an enabling factor for many international voice processing applications. In addition, the Company's latest technologies, including alphanu meric recognition and SpeechPrint ID speaker verification, expand the range of opportunities for automation with voice processing systems.

The same VCS speech recognition software available on its hardware products is also available under license agreements to persons who wish to integrate the technology into their own hardware platforms. The available software technology includes speaker verification as well as discrete, continuous and alphanumeric vocabularies in a variety of languages. VCS also licenses its enhanced technologies directly to persons who may have acquired the Company's basic speech recognition technology from one of the Company's distributors/customers.

The Company also offers its Voice Cut-Thru technology for use with its discrete, continuous and phonetic technologies. Voice Cut-Thru allows callers to override outgoing system prompts with voice commands. Recognition actually takes place during the prompting sequence. This is an advance from the previous VCS "voice-stop" technology in which the caller must stop the prompt by saying "stop" and then is required to speak the desired number or command.

In the fourth quarter of 1994, the Company introduced a new speech recognition software product for Dialogic's AEB architecture called VRSoft . The product has been in beta test for several months, and commercial shipments of VRSoft by Dialogic are expected to begin during the first quarter of 1996. VRSoft will be distributed by Dialogic Corporation and is targeted at inexpensive voice mail and voice response systems that incorporate Dialogic hardware. Many such systems are in use but have not previously had a cost effective speech recognition solution due to the requirement for separate speech recognition hardware. VRSoft will make speech recognition technology available for these systems without the requirement that additional hardware be purchased. The Company believes this will attract interest in speech recognition from systems integrators in a different segment of the market.

Dialogic's latest product architecture, Signal Computing System Architecture or "SCSA," is designed with an open DSP platform for speech recognition called Antares. Dialogic has licensed VCS speech recognition to sell with its Antares product. VCS developed a new line of software products, VCS Antares Software, for Dialogic to market under this license agreement. VCS customized its continuous and discrete speech recognition technology with Cut-Thru technology capabilities for this program. VCS has released this software to Dialogic for use in DOS, UNIX and OS/2 environments. VCS Antares Software is currently in beta test, and the Company expects it to be fully available in the first part of 1996. As a result of adopting an open architecture platform, the technology of the Company's competitors will be available as an alternative to VCS's technology in products incorporating the Antares product. However, with VRSoft and VCS Antares Software, VCS technology will be the only speech recognition technology available across Dialogic's entire product line. VCS believes this is a competitive advantage since it provides systems integrators a seamless product and programming interface across all Dialogic speech recognition products.

Computer/Desktop Products

QuikVoice is a speaker-independent speech recognition software package developed for voice navigation in desktop and mobile computer applications. It may be used in the Microsoft Windows environment. This product is currently sold on Micronics Computers' Orchid Technology brand sound boards. In addition, Cirrus Logic has licensed this product to bundle with its line of business audio chips. The software is also being used by Auralog in a multimedia software product for language training called Talk-to-Me .

VCS supports Microsoft's Speech Application Programming Interface ("SAPI") standard for speech applications which will be implemented in Microsoft operating systems. The Company plans to release a speech engine (i.e., a speech recognizer) conforming to SAPI during 1996. This speech engine will be marketed to software developers whose applications use speech recognition in Microsoft's Windows 95 and Windows NT operating systems. The speech recognition engine will initially support desktop and telephone speech input, making it suitable for both desktop and computer telephony applications. These applications include any voice driven interactive software applications, such as interactive games, interactive learning software, interactive multimedia software, soft telephones (software with telephone capabilities in the PC), PC-based answering machines, PC-based voice dialers, voice accessed rolodex software, voice driven window and menu operation and voice driven access to communications software, such as that used to access the Internet.

The Company also sells a software recognizer capability based upon a proprietary application programming interface for software developers whose products do not conform to SAPI. This capability uses a custom made core recognizer incorporating a VCS-specified API. Because each project is custom developed, this offering provides software developers with the most flexibility in choosing any functionality from VCS's broad range of capabilities in speech technology.

Cellular/Automotive and Consumer Electronics Products

The Company markets speech recognition for cellular telephones, consumer electronics and automotive applications. VCS has targeted wireless/cellular telephones, answering machines, VCRs, televisions, personal organizers, cordless telephones and video games as potential high volume applications of VCS's speech recognition. Manufacturers can obtain VCS's speech recognition for these applications either by licensing software or buying chip sets that embody the recognition software from VCS. Each customer typically also purchases support and design consulting from VCS in order to develop a product using the technology.

The Company has developed a state-of-the-art speech recognizer incorporating VCS's speaker-independent and speaker-dependent speech recognition technologies for low cost applications. The Company currently markets this recognizer for both automotive and consumer electronics applications. The recognizer is used today in cellular telephone voice dialers sold as part of built-in car phones. Both the 1996 Cadillac and Mercedes-Benz line of automobiles are sold with these telephones as either standard or optional accessories. VCS also provides recognizers that enable voice control of non-critical automobile functions, such as seats, windshield wipers, windows, radios and mirrors. Using the Company's voice activation vocabulary provides for total "hands-free" operation of the target accessory thus increasing safety and convenience. To date, these recognizers have been implemented only in concept cars.

Historically, manufacturers have been required to use a chip set consisting of several single purpose chips in order to implement all of the necessary functions for speech recognition. In 1994, OKI Semiconductor introduced a new single chip speaker-independent speech recognition microcontroller, the MSM6679 Voice Recognition Processor ("VRP"), which incorporates VCS technology. This offers an integrated "one-chip" implementation for OEMs desiring to add speech recognition to their products. With the OKI Semiconductor VRP, the necessary functions for speech recognition are combined on a single chip, which should reduce cost. OKI Semiconductor is using its international distribution capabilities to market the VRP to systems developers and OEMs for development of applications using the VRP in the automotive, personal computer, telecommunications and consumer electronics industries.

During 1995, the Company developed its Personal Voice Dialer product, which is targeted at small business and home-office applications. This product is a speech recognition device that permits callers from home telephones to voice dial calls to telephone numbers stored in the unit's memory. The Personal Voice Dialer is available with memories for 20 or 50 telephone numbers. It may be connected by the purchaser to operate from a single telephone or, with professional installation of an RJ-31 jack, from any phone in the house. VCS is selling this product through catalogues and distributors. The Company began test marketing the units in the fourth quarter of 1995 to determine the best distribution channels and price points for the Personal Voice Dialer.

                             VCS PRODUCT SUMMARY

The following table sets forth certain summary information for certain of the Company's products.

                                                           Options and
Product Name/ Description          Features           Enhanced Technologies        Architecture             Vocabularies
- ------------------------------------------------------------------------------------------------------------------------------------

VR/40(D)                        Speaker-independent      Alphabet recognition     DOS, UNIX, OS/2          45 languages --
                                Discrete speech input    Custom vocabulary        AEB interface              discrete digits
Speech recognition              4-recognizer package       development service    No PC slot required      18 languages --
   daughtercard for Dialogic    Phonetic approach        Speaker-dependent        Analog or digital          alphabet
   AEB D/41 low density                                  Speaker-adaptive           telephone input         8 languages --
   products                                              Speaker verification                                cellular

- ------------------------------------------------------------------------------------------------------------------------------------
VR/160p(D)                      Speaker-independent      Speaker-dependent        DOS, UNIX, OS/2          45 languages --
                                Discrete input           Speaker-adaptive         PEB interface              discrete digits
Speech recognition              Continuous input         Speaker verification     Single PC slot           18 languages --
   platform for Dialogic        Phonetic approach        Word spotting            TI 320C25 or                alphabet
   PEB products                 2 to 16 recognizers      Hi-rejection             TI 320C31                8 languages -- cellular
                                Shared resource          Phonetic Dictionary      daughtercard             12 languages --
                                  switching              Voice activation                                    continuous
                                HMM decision strategy    Cut-thru
                                                         Alphabet recognition

- ------------------------------------------------------------------------------------------------------------------------------------
VCS Antares                     Speaker-independent      Speaker-dependent        DOS, UNIX, OS/2          45 languages --
Software(D)                     2 to 32 recognizers      Speaker-adaptive         SCSA interface             discrete digits
                                2 recognizers/DSP        Speaker verification     TI 320C31                18 languages --
Speech recognition for            continuous             Word spotting              firmware                 alphabetu
   Dialogic Antares SCSA        4 recognizers/DSP        Hi-rejection                                      8 languages --
   products                       discrete               Phonetic Dictionary                                 cellular
                                8 recognizers/DSP        Voice activation                                  12 languages --
                                  discrete w/cut-thru    Cut-thru                                            continuous
                                2 recognizers/DSP        Alphabet recognition
                                  phonetic

- ------------------------------------------------------------------------------------------------------------------------------------
VRSoft(D)                       Speaker-independent      Speaker-dependent(u)     DOS, OS/2(u)             45 languages --
                                Discrete input           Speaker-adaptive(u)      Intel or equivalent PC     discrete digits
PC host processor-based         No additional            Alphabet recognition(u)  AEB interface            18 languages --
   low density Dialogic         hardware required                                                            alphabet(u)
   AEB speech recognizer        2 or 4 recognizers                                                         8 languages --
                                  per PC system                                                              cellular(u)

- ------------------------------------------------------------------------------------------------------------------------------------
DVM2c and DVM4s                 Speaker-independent      Speaker-dependent        1/4 PC board             45 languages --
                                2 recognizers/PCB        Speaker-adaptive           form-factor              discrete digits
Speech recognition                continuous             Speaker verification     Flexible VCS API         18 languages --
   hardware for proprietary     8 recognizers/PCB        Word spotting            Operating system           alphabet
   architecture voice             discrete               Hi-rejection               independent            8 languages --
   processing systems           4 recognizers/PCB        Phonetic Dictionary                                 cellular
                                d  iscrete w/cut-thru    Voice activation(u)                               12 languages --
                                2 recognizers/PCB        Cut-thru                                            continuous
                                  phonetic               Alphabet recognition

- ------------------------------------------------------------------------------------------------------------------------------------
OKI MSM 6679 VRP                Speaker-independent      VCS "phonetic"           Stand-alone speech       45 languages --CT
                                Speaker-dependent          front- end             recognition processor      discrete digits(u)
Single chip integrated          Speaker-adaptive         High noise accuracy      Meets SAE                18 languages -- CT
   speech recognition           Single chip operation(u) Single chip package        specifications           alphabet
   processor                    Discrete input           Low cost "on-board"      Parallel or serial       Machine control
                                                           25 word vocabulary       interface                library(u)
                                                         Modular 20 word                                   PC control library
                                                           vocab. expansion                                7 languages --
                                                         Built-in OKI                                        automotive
                                                           synthesizer control
                                                         Voice activation(u)
                                                         Alphabet recognition

- ------------------------------------------------------------------------------------------------------------------------------------
QuikVoice                       Speaker-independent      Out of vocabulary        DOS, Windows             PC command and
                                Speaker-dependent          rejection              VCS API                    control
Speech recognizer for PC        Speaker-adaptive         Voice activation                                  Discrete digits
   "voice mouse" operation      Discrete input

- ------------------------------------------------------------------------------------------------------------------------------------

D -- Sold exclusively by Dialogic               PCB -- Printed Circuit Board
u under development                             CT -- computer telephony

TECHNOLOGY DEVELOPMENT

The Company believes that enhancements of and improvements to its existing technologies are critical to its future success. The Company has made substantial investments in research and development in each of the last three years. During 1995, the Company spent $2,509,000 (23% of revenues) on Company sponsored research and development. The Company spent $1,962,000 and $1,190,000 (31% and 17% of revenues, respectively) on Company sponsored research and development activities during 1994 and 1993, respectively. Currently, the Company employs 16 full-time people in research and development and 16 people in product development and application engineering. Many of the research and development projects on which the Company works span more than one year.

The Company's technology development activities are directed at continued improvements to its existing core technologies, enhancements to these technologies and improved implementations of the technologies to reduce the cost of the hardware required for speech recognition. The Company continues to develop and adapt its technology to operate in OKI Semiconductor's VRP. VCS is currently developing new products, including a phonetic dictionary development system, a large vocabulary phonetic recognizer, improved word spotting technology, improved voice activation, natural language understanding and a SAPI-compliant speech engine. The Company believes that the timely development and enhancement of its technologies is necessary to remain competitive in the industry. Delays or inabilities to develop new technology features, enhancements or products could have a material adverse effect on the Company's business, operating results and financial condition.

SALES AND MARKETING

The Company markets its core speech recognition technologies to systems integrators and OEMs for incorporation into their products as well as to the buyers of their products. VCS sells to systems integrators and OEMs through its own sales force. When marketing to the buyers of their products, the Company frequently coordinates its selling efforts with the sales force of a systems integrator or OEM.

The Company's principal marketing activities include participation in industry trade shows and seminars, advertising in selected trade publications, public relations activities with the trade and business press, publication of technical articles and distribution of sales literature. The manner in which the Company sells technology and products for use in various markets is summarized below:

Telecommunications Market

VCS provides hardware and software speech recognition products to address the telecommunications market. For software products, the Company receives license fees or royalty payments based on the number of recognizers incorporated in the end user product. All of VCS's hardware products sold include a license for the software to enable speech recognition on the hardware purchased. VCS distributes its technology products for the telecommunications market either through OEM arrangements or through licensing arrangements with systems integrators. The Company sells telecommunications hardware and software products to Dialogic, which in turn sells them to systems integrators who design and sell systems. These sales typically have a significant lead time between the initial sale and volume purchases by systems integrators due to the product development cycle required to develop applications that incorporate the Company's speech recognition technology products.

Computer/Desktop Markets

In computer and desktop applications, the Company generally licenses its technology to hardware manufacturers, such as Micronics (Orchid Technology). The Company receives a royalty for each copy of the technology shipped with the integrated product.

Cellular and Consumer Electronics Markets

The Company sells its technology products directly to cellular telephone manufacturers, such as OKI Telecom and Hughes Network Systems, for integration into end user products. The cellular telephone manufacturer typically either purchases an enabling computer chip or licenses technologies directly from the Company. When the Company sells a computer chip, a software license for the single copy of the Company's technology is included with the chip. Under licensing agreements, customers of the Company pay a royalty for each product sold that incorporates the Company's technology. The Personal Voice Dialer is distributed through specialty catalogs and distributors.

Other Emerging Markets

The Company and OKI Semiconductor jointly integrated the Company's speech recognition technology into the VRP, a low-cost chip being manufactured and sold by OKI Semiconductor. OKI Semiconductor has indicated to the Company that it is targeting customers for cellular, automotive and personal computer applications for which the prior implementation of speech recognition was too expensive or unworkable.

Significant Customers

The Company's largest customers have historically been Dialogic, Periphonics, Brite and InterVoice. Sales of hardware to Periphonics are made pursuant to purchase orders, the form of which are updated from time to time. Sales of technology or products to Dialogic, Brite and InterVoice are generally made under agreements that do not obligate such customers to make purchases but set forth the terms under which purchases will be made.

Sales of hardware products incorporating licensed technologies pursuant to various agreements between the Company and Dialogic have historically accounted for most sales to Dialogic. While the Company historically has sold hardware products incorporating licensed technologies to Dialogic, Dialogic has the right to manufacture such hardware products. If Dialogic chooses to manufacture hardware products incorporating licensed technologies, Dialogic will pay royalties to the Company for each port of recognition incorporated and sold by Dialogic. It is anticipated that future Dialogic products incorporating licensed technologies will be manufactured by Dialogic and the Company will receive royalties for VCS speech recognition technologies incorporated and sold by Dialogic. While gross sales to Dialogic will decrease with the transition from hardware sales to royalty revenue, cost of sales will also decrease as the hardware cost component will be eliminated.

Sales to InterVoice are generated from sales and support of software products sold pursuant to a License Agreement between the Company and InterVoice. InterVoice pays the Company a royalty for each port of licensed technologies integrated and sold in InterVoice systems.

Sales to Brite have historically been made pursuant to a Software Agreement between VCS and Brite dated August 31, 1992 (the "Agreement"). The Agreement grants Brite a license to use certain VCS technology, sets forth business generation fees to be paid to VCS with respect to such uses and sets forth fees to be paid to VCS for enhanced technologies sold in Brite systems. While Brite is under no obligation to utilize its license, the Agreement specifies the fees and royalties to be paid if such use occurs. Although the Agreement expired by its terms on August 31, 1995, Brite continues to use the licensed technology and pay royalties to the Company. The Company believes the Agreement will be renewed as Brite continues to market systems incorporating the technology licensed pursuant to the Agreement.

The Company's technology is used by many customers in telecommunications, desktop and consumer electronics markets. A partial list of the Company's major customers/integrators is as follows:


                               TELECOMMUNICATIONS

AccessLine Technologies, Inc.              Global Communications, Ltd.               Periphonics Corporation
AG Communication Systems                   Group 2000                                Precision Systems, Inc.
Apex Voice Communication, Inc.             Hewlett Packard Company                   Siemens, AG
Applied Voice Technology                   IBM Corporation                           Stylus Innovation, Inc.
Brite Voice Systems, Inc.                  Intellicall                               Syntellect, Inc.
Comverse Technology, Inc.                  Intellivoice                              TALX Corporation
Cyberlog, Inc.                             InterVoice, Inc.                          Telecorp Systems, Inc.
Dialogic Corporation                       MicroLog Corporation                      Vicorp Interactive Systems, Inc.
Digital Equipment Corporation              Nortel                                    Voicetek Corporation
Deutsche Telekom AG                        Parity Software Development Corp.         West Interactive Corporation


                       CELLULAR AND CONSUMER ELECTRONICS

HighwayMaster Communications, Inc.         NEC (U.K.)                                OKI Telecom
Hughes Network Systems                     OKI Semiconductor                         Pacific Communication Sciences,
                                                                                        Inc. (PCSI)


                                COMPUTER/DESKTOP

Auralog                                    Health Tech Services Corp.                Micronics Computers, Inc.
Cirrus Logic, Inc.                                                                      (Orchid Technology)

MANUFACTURING

VCS does not engage in any manufacturing operations and does not plan to do so in the foreseeable future. The Company contracts out the manufacture and assembly of hardware. VCS's current suppliers include The Gammon Group, Hamilton/Hallmark Electronics and NEC America.

COMPETITION

The speech recognition industry is highly competitive and characterized by rapidly advancing technology. In order to maintain or improve its position in the industry, the Company must continually enhance its current products and develop and introduce new products which address the rapidly changing needs of the marketplace.

Speech recognition is a developing field, and competition is largely based on technological superiority. Examples of the differentiation in technology include the ability to operate over telephone lines, size of vocabulary, ability of the user to create speaker-independent vocabularies, noise suppression and computational efficiency. The cost of speech recognition technology can also be an important competitive factor.

While certain of the Company's competitors have developed speech recognition technology comparable to the Company's technology, the Company believes that, with respect to markets targeted by the Company, it has a competitive advantage in implementing its technology based on the technical knowledge and practical experience it has gained in commercializing technology solutions used in the telecommunications market.

Competitors include entities engaged in a variety of businesses, including: computer and semiconductor manufacturers, such as Apple Computer, IBM and Toshiba; telecommunications and cellular equipment suppliers, such as AT&T, Motorola and Nortel; affiliates of foreign telephone companies, such as British Telecom, CNET, CSELT, Telefonica de Espana SA and Vocalis; system suppliers, such as BBN Hark, Dragon Systems, Marconi Speech and Information Systems, Microsoft and Texas Instruments; and pure speech recognition companies, such as Nuance Communications, Lernout & Hauspie Speech Products, Pure Speech, Inc., Speech Systems, Inc., Verbex, Inc. and Voice Processing Corporation. Many of the Company's competitors are substantially larger than the Company, are well established and have greater financial, technical, marketing, service and operating resources than the Company. These competitors can be expected to continue to make substantial commitments to research and product development.

PATENTS

The Company does not apply for patents on its speech recognition techniques that it maintains as trade secrets because of the disclosure requirements in doing so. The Company holds eight patents relating to certain methods or systems by or in which speech recognition or speaker verification may be implemented. The issuance of a patent is not conclusive as to its validity or enforceability, nor does it prevent another party from designing around the claimed invention. Much of the Company's proprietary technology is implemented in software that is protected under copyright and trade secret law and subject to licensing agreements.

The Company has recently commenced litigation against a company it believes is infringing on a patent owned by the Company. See "Legal Proceedings."

EMPLOYEES

As of December 31, 1995, the Company had 57 employees, of which 16 are engaged in research and development, 16 in product development and application engineering, 15 in sales and marketing and 10 in finance and administration. In addition, the Company employs six people on a part-time basis, three to assist with speech data processing and three to assist in finance and administration. The Company also employs one person on a contract basis to assist with marketing of the Company's Personal Voice Dialer. All of the Company's employees sign agreements containing standard non-disclosure and invention assignment provisions. The Company's future success will depend on its ability to attract, train, retain and motivate highly qualified employees, who are in great demand. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company leases 20,581 square feet for its headquarters facility, pursuant to a lease that expires September 30, 2000, at 14140 Midway Road, Dallas, Texas 75244. The Company also leases offices in Dublin, Ireland and Ridgefield, Connecticut for use by sales and marketing personnel.

ITEM 3.  LEGAL PROCEEDINGS

On November 6, 1995, the Company filed a complaint in the U. S. District Court for the North District of Texas. VoiceTech Communications, Inc. of Elmhurst, Illinois was named as the defendant and is alleged to have infringed, directly, by inducement or by contribution, a Company patent titled "Speech Recognition System for Electronic Switches in a Cellular Telephone or Personal Communications Network." The Company is seeking an injunction to prohibit further infringement, damages and costs. The defendant has not yet answered or otherwise responded.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders in the fourth quarter of 1995.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK PRICES

The Company's Common Stock began trading on the American Stock Exchange/Emerging Company Marketplace ("AMEX/ECM"), originally under the ticker symbol SIC.EC on July 16, 1992. On August 11, 1994, the Company's ticker symbol was changed to VPS.EC. In February 1996, the Company filed an application to delist from the American Stock Exchange with the Securities and Exchange Commission. Effective February 14, 1996, the Company's Common Stock began trading on The Nasdaq National Market under the symbol "VCSI,". The following table sets forth the quarterly high and low sales prices on the AMEX/ECM for the periods indicated (adjusted for a one for four reverse stock split on August 11, 1994).


                                                                                         AMEX/ECM Sales Price
                 FISCAL 1994:                                                         High                 Low
                 ------------                                                         ----                 ---
                 1st Quarter                                                          7.24                 4.52
                 2nd Quarter                                                          7.00                 3.76
                 3rd Quarter                                                          8.52                 3.76
                 4th Quarter                                                          3.69                 2.63

                                                                                         AMEX/ECM Sales Price
                 FISCAL 1995:                                                         High                 Low
                 ------------                                                         ----                 ---
                 1st Quarter                                                          3.69                 2.81
                 2nd Quarter                                                          4.38                 2.50
                 3rd Quarter                                                          5.75                 2.69
                 4th Quarter                                                         12.50                 5.31


As of March 15, 1996, there were 1,857 holders of record of outstanding Common Stock of the Company.

DIVIDEND POLICY

No dividends have been declared or paid on the Company's Common Stock to date. The declaration of dividends is subject to the discretion of the Company's Board of Directors and will depend on a number of factors including the cash position, earnings, financial position and anticipated financial requirements of the Company and other factors deemed relevant by the Board of Directors.
The Company is limited by law to paying dividends on its Common Stock (i) out of its surplus, which is the excess, if any, of the net assets over the stated capital, or (ii) in case the Company has no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Since its inception, the Company has focused on the development, commercialization and application of speech recognition technologies. The Company's principal sources of revenues are from: (i) sales of speech recognition hardware and software products to systems integrators and OEMs,
(ii) licensing of speech technology to system and product developers and (iii) providing specialized engineering services to systems integrators, principally to assist in the integration of the Company's technology into its customers' products and systems. Customers who choose to integrate the Company's speech recognition technologies into products usually pay a license fee for the right to integrate the technology and a per unit royalty for each speech recognizer incorporated into products. The Company introduced its commercial speech recognition hardware product for telecommunications applications in 1987.
Today approximately 90% of the Company's sales are from the telecommunications market segment. A significant percentage of the Company's sales are made under agreements with major customers. See "Sales and Marketing."

The Company's sales and profitability may vary significantly from quarter to quarter due to a variety of factors, including the Company's dependence upon a small number of customers, timing of customer orders, and changes in the Company's product and customer mix. The Company typically operates with relatively little backlog and substantially all of its revenues in each quarter results from orders and royalty payments received in that quarter.

The Company's sales to Dialogic are expected to shift over time from predominantly hardware to predominantly software, as the market demand for Dialogic SCSA products increases. With the shift from hardware sales to software sales, the Company's gross revenue from Dialogic may decrease while increased royalty revenue should improve gross margins. See "Products and Services--Telecommunications Products".

RESULTS OF OPERATIONS

Comparison of Results for Fiscal Years Ended December 31, 1995 and 1994

Sales increased 70% from $6,334,000 during 1994 to $10,779,000 during 1995.
Two customers, Dialogic and Periphonics, accounted for 60% and 10%, respectively, of total sales in 1995. Three customers, Dialogic, Brite and InterVoice, accounted for 44%, 13% and 10%, respectively, of total sales for 1994. Hardware sales, which increased 90% over 1994, were 73% of revenues in 1995. The increase in hardware sales accounted for 90% of the increase in total sales. Virtually all of the increase in hardware sales resulted from an increase in telecommunications speech recognition board sales to Dialogic. Royalty, development and license fees, which increased 47% over 1994, were 25% of total sales for 1995. This increase resulted primarily from increased revenues from processing custom vocabularies for existing customers, as well as increased development revenue from several new and previous customers.

Cost of sales includes the cost of components and subcontracted manufacturing related to hardware products. Gross profit as a percent of sales decreased from 74% in 1994 to 70% in 1995 as a result of the increase in lower-margin hardware sales as a percent of total sales.

Research and development expenses increased 28% from $1,962,000 in 1994 to $2,509,000 in 1995. This increase reflects costs associated with the addition of eleven employees in research and product development.

Selling, general and administrative expenses increased 26% from $2,934,000 in 1994 to $3,695,000 in 1995. This increase was due primarily to costs associated with the addition of six employees, increased costs in connection with Industries becoming a public company upon the consummation of the Merger and increased professional fees. Selling, general and administrative expenses as a percent of sales decreased 12%, as increased sales during 1995 did not require a commensurate increase in expenses.

Net operating loss ("NOL") carryforwards expiring from 1996 to 2009 totaling approximately $15,047,000 are available as of December 31, 1995 to offset future periods taxable income. The Company has provided an allowance against its entire deferred tax asset relating primarily to NOL carryforwards of approximately $5,116,000. Effective as of August 11, 1994, an ownership change as defined by the Internal Revenue Code Section 382 occurred. The effect of such change limits the use of the Company's NOL in future years to approximately $1,355,000 annually. Revenue in 1995 triggered a federal alternative minimum tax liability resulting in an increase in federal alternative minimum taxes of approximately $11,000. Federal income taxes and state franchise taxes based on income were offset by net operating loss carryforwards during 1995.

Comparison of Results for Fiscal Years Ended December 31, 1994 and 1993

Sales decreased 10% from $7,052,000 in 1993 to $6,334,000 in 1994.  Three customers, Dialogic, Brite and InterVoice, accounted for 44%, 13% and 10%, respectively, of total sales in 1994, and two customers, Dialogic and InterVoice, accounted for 55% and 13%, respectively, of total sales in 1993.

The decrease in sales from 1993 to 1994 resulted from a decrease in the purchase of speech recognition boards by Dialogic for incorporation in audiotext applications in Europe, partially offset by an increase in the sale of such boards for incorporation in other applications. Hardware sales were 65% of total sales in 1994 compared to 67% of total sales in 1993. Royalty, development and license fees were 35% of total sales in 1994, compared to 33% in 1993.

Cost of sales includes the cost of components and subcontracted manufacturing related to hardware products. Gross profit as a percent of sales increased from 71% in 1993 to 74% in 1994 as a result of the decrease in lower-margin hardware sales as a percent of total sales.

Research and development expenses increased 65% from $1,190,000 in 1993 to $1,962,000 in 1994, primarily due to the addition of employees associated with the Merger and related expenses.

Selling, general and administrative expenses increased 75% from 1993 to 1994. This increase is primarily due to the costs associated with the addition of eleven sales, marketing and administrative employees, increased expenditures for sales and marketing programs and other expenses associated with the Merger.

Acquired R&D/Goodwill included: (i) $3,060,000 of acquired research and development, (ii) $234,000 of Scott's capitalized software costs and patents and (iii) $146,000 of other expenses related to the Merger. In addition, it included $2,714,000 of goodwill and $98,000 of capitalized organization costs related to the Merger which were written off in December 1994. Management determined the write-off was necessary after reappraising the factors contributing to the value of goodwill acquired in the Merger. Factors that contributed to the impairment of the goodwill included loss of key technical personnel from Scott, litigation with a former officer and director of Scott and customer decisions not to implement technology developed by Scott pursuant to contracts acquired in the Merger.

The provision for federal and state taxes decreased by $98,000 from 1993 to 1994. Net income in 1993 triggered a federal alternative minimum tax liability and state franchise tax based on net taxable income. Federal income taxes were offset by net operating loss carryforwards during 1993. In 1994, VCS incurred an operating loss and consequently no provision for income taxes was recorded.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal cash requirements to date have been to fund working capital and capital expenditures in order to support its sales growth. Net working capital at December 31, 1994 and December 31, 1995 was $1,673,000 and $3,602,000, respectively. The Company has financed its increasing working capital needs primarily through cash flow from operations and proceeds from the exercise of warrants and stock options. The Company anticipates that its working capital needs will increase along with future sales growth.

At December 31, 1994 and 1995, the Company had $1,076,000 and $2,259,000,
respectively, in cash and cash equivalents. The Company's primary source of liquidity is the timely collection of its accounts receivable. The average days sales in accounts receivable were 53 days and 35 days at December 31, 1994 and 1995, respectively.

The Company's inventory as of December 31, 1994 and December 31, 1995 was $286,000 and $813,000, respectively. The increase in inventory at December 31, 1995 is attributable to the Company's introduction of the Personal Voice Dialer. The Personal Voice Dialer is being sold through catalogues and other direct marketing avenues which require that the Company carry sufficient inventory to fill orders in a relatively short period of time.

The Company's debt at December 31, 1995 consisted of a convertible promissory note due to Dialogic on January 1, 1997. Dialogic converted accrued interest on its note to Common Stock during 1995.

The Company's capital expenditures were $240,000 and $208,000 for the year ended December 31, 1994 and 1995, respectively. The Company has no specific commitments with regard to capital expenditures.

On February 14, 1996 the Company completed the sale of 1,269,402 shares of common stock with net proceeds to the Company of approximately $11,500,000. The Company believes that its existing sources of liquidity, funds generated from operations and the net proceeds of the offering will be sufficient to provide the capital resources necessary to support its increased operating needs and finance continued growth for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board ("FASB") has recently issued Statement of Financial Accounting Standards ("SFAS") No. 123 -- "Accounting for Stock-Based Compensation," which is required for transactions entered into in fiscal years that begin after December 15, 1995. SFAS No. 123 provides that an entity may elect to continue to measure compensation costs using APB Opinion No. 25 -- "Accounting for Stock Issued to Employees." However, for fiscal years beginning after December 15, 1995, pro forma disclosures in accordance with SFAS No. 123 must be included for all awards granted in fiscal years beginning after December 15, 1994. The statement requires a fair value based method of accounting for an employee stock option or similar equity instrument as compared to the intrinsic value based method of accounting prescribed by APB Opinion No. 25. The Company has not fully evaluated the effects of implementing this statement but expects that they will not be material. In addition, no decision has been made with regard to applying SFAS No. 123 to transactions prior to December 15, 1995 or continuing to apply APB Opinion No. 25 for those transactions.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by this Item begin at page F-1 hereof.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Ernst & Young served as independent accountant for the Company for the years ended December 31, 1993 and 1992. On August 15, 1994, the Company's Board of Directors, in connection with the change in control of the Company, selected BDO Seidman to serve as its independent accountant with respect to the year ending December 31, 1994. The Board of Directors failure to select Ernst & Young as the Company's independent accountants constitutes their being "dismissed" as such term is used in Item 304 of Regulation S-K, under the Securities Act of 1933, as amended.

Ernst & Young's reports on the Company's financial statements for the years ended December 31, 1993 and 1992, did not contain an adverse opinion or disclaimer of opinion and were not qualified as to audit scope or accounting principles. Ernst & Young's reports for 1993 and 1992, however, did disclose the uncertainty surrounding the Company's continuation as a going concern. The Company has not had any disagreement with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreement if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to the subject matter of the disagreement in connection with its report.

                                    PART III

ITEM 9        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The discussion under "Directors, Executive Officers, promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act" in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 10       EXECUTIVE COMPENSATION

The discussions under "Compensation of Directors" and "Executive Compensation" in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The discussion under "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The discussion under "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13       EXHIBITS AND REPORTS ON FORM 8-K

              (a) The following documents are filed as part of the Annual Report on Form 10-KSB.

              1.     Financial Statements

                     The financial statements filed as part of the Annual Report on Form 10-KSB are listed in the "Index to Financial Statements" on page F-1 hereof.

              2.     Exhibits

                     The exhibits filed as part of the Annual Report on Form 10-KSB are listed in the "Index to Exhibits" on page 16 hereof.

              (b)    Reports on Form 8-K

                     No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VOICE CONTROL SYSTEMS, INC.


Date:  March 27, 1996
                                       By: /s/ Peter J. Foster
                                           -----------------------------------
                                       Peter J. Foster,
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                                                                           Date
- ----------                                                                           ----

/s/ John B. Torkelsen                                                                March 27, 1996
- --------------------------------------------------
John B. Torkelsen
Chairman and Director


/s/ Peter J. Foster                                                                  March 27, 1996
- --------------------------------------------------
Peter J. Foster
President, Chief Executive Officer and Director


/s/ Kim S. Terry                                                                     March 27, 1996
- --------------------------------------------------
Kim S. Terry
Vice President Finance and Corporate Secretary
(Principal Financial and Accounting Officer)



/s/ Melvyn J. Goodman                                                                March 27, 1996
- --------------------------------------------------
Melvyn J. Goodman
Director



/s/ John Lucas-Tooth                                                                 March 27, 1996
- --------------------------------------------------
John Lucas-Tooth
Director



/s/ Neal J. Robinson                                                                 March 27, 1996
- --------------------------------------------------
Neal J. Robinson
Director



                               INDEX OF EXHIBITS

Exhibit No.      Exhibit Description

2.1 Agreement and Plan of Reorganization between Scott Instruments Corporation and VCS Industries, Inc. dated April 11, 1994, as amended (filed with the Securities and Exchange Commission on April 11, 1994 as Exhibit 2.1 to the Company's Registration Statement on Form S-4 dated April 11, 1994, Registration No. 33-77658, and amendment thereto filed on June 1, 1994, as
                 Exhibit 2.1a to the Company's Amendment No. 1 to the Registration Statement on Form S-4 dated June 1, 1994, Registration No. 33-77658, and amendment thereto filed on July 12, 1994, as Exhibit 2.1b to the Company's Amendment No. 2 to the Registration Statement on Form S-4 dated July 12, 1994, Registration No. 33-77658, and incorporated by reference herein).

3.1 Certificate of Incorporation of the Company, as amended (filed with the Securities and Exchange Commission on March 11, 1986, as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1985, and amendment thereto filed on March 30, 1987, as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, and amendments thereto filed July 8, 1993 as Exhibit
                 4.3 to Form S-8 Registration Statement of Scott, as further amended by the Certificate of Merger between Scott Instruments and VCS Industries, Inc., dated August 9, 1994 filed on March 23, 1995, as Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 and incorporated by reference herein).

3.2 By-Laws of the Company (filed with the Securities and Exchange Commission on March 11, 1986, as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1985, and amendment thereto filed on March 30, 1987, as
                 Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, and amendment thereto filed on March 23, 1995, as Exhibit 3.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated by reference herein).

4.1 Specimen certificate representing shares of the Company's Common Stock, $0.01 par value (filed with the Securities and Exchange Commission on December 8, 1995 as Exhibit 4.1 to the Company's Registration Statement on Form SB-2 dated December 8, 1995, Registration No. 33-64835, and incorporated by reference herein).

4.2 Promissory Note dated September 20, 1991 in the principal amount of $1,161,798.90 executed by the Company and payable to Dialogic Corporation (filed with the Securities and Exchange Commission on April 11, 1994 as Exhibit 10.27 to the Company's Registration Statement on Form S-4 dated April 11, 1994, Registration No. 33-77658, and incorporated by reference herein).

4.3 Loan and Security Agreement dated September 20, 1991 by and between the Company and Dialogic Corporation (filed with the Securities and Exchange Commission on April 11, 1994 as
                 Exhibit 10.28 to the Company's Registration Statement on Form S-4 dated April 11, 1994, Registration No. 33-77658, and incorporated by reference herein).

4.4 Omnibus Amendment Agreement dated March 14, 1994 between the Company and Dialogic Corporation (filed with the Securities and Exchange Commission on April 11, 1994 as Exhibit 10.35 to the Company's Registration Statement on Form S-4 dated April 11, 1994, Registration No. 33-77658, and incorporated by reference herein).

10.1 1992 Stock Option Plan of the Company (filed with the Securities and Exchange Commission on March 30, 1993 as
                 Exhibit 10.25 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992 and incorporated by reference herein).

10.2 1992 Stock Option Agreement of the Company (filed with the Securities and Exchange Commission on March 30, 1993 as
                 Exhibit 10.26 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992 and incorporated by reference herein).

10.3 Industries 1986 Incentive Stock Plan (filed with the Securities and Exchange Commission on April 11, 1994 as
                 Exhibit 10.37 to the Company's Registration Statement on Form S-4 dated April 11, 1994, Registration No. 33-77658, and incorporated by reference herein).

10.4 Form of 1986 Incentive Stock Option Agreement of Industries, (filed with the Securities and Exchange Commission on April 11, 1994 as Exhibit 10.38 to the Company's Registration Statement on Form S-4 dated April 11, 1994, Registration No. 33-77658, and incorporated by reference herein).

10.5 Form of Stock Option Agreement between Industries and various non-employee option holders (filed with the Securities and Exchange Commission on April 11, 1994 as Exhibit 10.39 to the Company's Registration Statement on Form S-4 dated April 11, 1994, Registration No. 33-77658, and incorporated by reference herein).

10.6 Form of Warrant Agreement between the Company and various directors, officers and affiliates (filed with the Securities and Exchange Commission on March 31, 1994 as Exhibit 10.18 to the Company's Registration Statement on Form S-4 dated April 11, 1994, Registration No. 33-77658, and incorporated by reference herein).

10.7 Stock Option Agreement dated September 20, 1991 executed by the Company in favor of Dialogic Corporation (filed with the Securities and Exchange Commission on April 11, 1994 as
                 Exhibit 10.29 to the Company's Registration Statement on Form S-4 dated April 11, 1994, Registration No. 33-77658, and incorporated by reference herein).

10.8 Form of Convertible Note between the Company and an officer (filed with the Securities and Exchange Commission on March 23, 1995, as Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated by reference herein).

10.9 Form of subscription agreement for the private offering of the Company's Common Stock in March and June 1994 (filed with the Securities and Exchange Commission on April 11, 1994 as
                 Exhibit 10.43 to the Company's Registration Statement on Form S-4 dated April 11, 1994, Registration No. 33-77658, and incorporated by reference herein).

10.10 Employment agreement dated June 18, 1993 between the Company and Peter J. Foster (filed with the Securities and Exchange Commission on April 11, 1994 as Exhibit 10.15 to the Company's Registration Statement on Form S-4 dated April 11, 1994, Registration No. 33-77658, and incorporated by reference herein).

10.11 Amendment to employment agreement dated November 14, 1995 between the Company and Peter J. Foster (filed with the Securities and Exchange Commission on December 8, 1995 as
                 Exhibit 10.11 to the Company's Registration Statement on Form SB-2 dated December 8, 1995 Registration No. 33-64835, and incorporated by reference herein).

10.12 Employment agreement dated June 18, 1993 between the Company and Thomas B. Schalk (filed with the Securities and Exchange Commission on April 11, 1994 as Exhibit 10.16 to the Company's Registration Statement on Form S-4 dated April 11, 1994, Registration No. 33-77658, and incorporated by reference herein).

10.13* Amendment to employment agreement dated July 20, 1995 between the Company and Thomas B. Schalk (filed with the Securities and Exchange Commission on November 15, 1995 as Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB, and incorporated by reference herein).

10.14* License Agreement dated June 8, 1990 by and between the Company and Dialogic Corporation (filed with the Securities and Exchange Commission on April 11, 1994 as Exhibit 10.30 to the Company's Registration Statement on Form S-4 dated April 11, 1994, Registration No. 33-77658, and incorporated by reference herein).

10.15* Amendment to License Agreement dated September 20, 1991 between the Company and Dialogic Corporation (filed with the Securities and Exchange Commission on April 11, 1994 as
                 Exhibit 10.31 to the Company's Registration Statement on Form S-4 dated April 11, 1994, Registration No. 33-77658, and incorporated by reference herein).

10.16* Amendment No. 2 to the Licensee Agreement dated September 20, 1991 between the Company and Dialogic Corporation (filed with the Securities and Exchange Commission on April 11, 1994 as
                 Exhibit 10.32 to the Company's Registration Statement on Form S-4 dated April 11, 1994, Registration No. 33-77658, and incorporated by reference herein).

10.17* Amendment No. 4 to the License Agreement dated October 1, 1995 between the Company and Dialogic Corporation (filed with the Securities and Exchange Commission on December 8, 1995 as
                 Exhibit 10.17 to the Company's Registration Statement on Form SB-2 dated December 8, 1995 Registration No. 33-64835, and incorporated by reference herein).

10.18* License Agreement dated October 7, 1994 between the Company and Dialogic Corporation (filed with the Securities and Exchange Commission on December 8, 1995 as Exhibit 10.18 to the Company's

                 Registration Statement on Form SB-2 dated December 8, 1995 Registration No. 33-64835, and incorporated by reference herein).

10.19* Support Agreement dated September 20, 1991 between the Company and Dialogic Corporation (filed with the Securities and Exchange Commission on April 11, 1994 as Exhibit 10.33 to the Company's Registration Statement on Form S-4 dated April 11, 1994, Registration No. 33-77658, and incorporated by reference herein).

10.20* Addendum No. 1 to the Support Agreement dated January 31, 1993 between the Company and Dialogic Corporation (filed with the Securities and Exchange Commission on April 11, 1994 as
                 Exhibit 10.34 to the Company's Registration Statement on Form S-4 dated April 11, 1994, Registration No. 33-77658, and incorporated by reference herein).

10.21* Addendum No. 3 to the Support Agreement dated October 1, 1995 between the Company and Dialogic Corporation (filed with the Securities and Exchange Commission on December 8, 1995 as
                 Exhibit 10.21 to the Company's Registration Statement on Form SB-2 dated December 8, 1995 Registration No. 33-64835, and incorporated by reference herein).

10.22* Omnibus Amendment Agreement dated March 14, 1994 between the Company and Dialogic Corporation (filed with the Securities and Exchange Commission on April 11, 1994 as Exhibit 10.35 to the Company's Registration Statement on Form S-4 dated April 11, 1994, Registration No. 33-77658, and incorporated by reference herein).

10.23* VR/xx-PEB letter agreement dated January 31, 1992 between the Company and Dialogic Corporation (filed with the Securities and Exchange Commission on April 11, 1994 as Exhibit 10.36 to the Company's Registration Statement on Form S-4 dated April 11, 1994, Registration No. 33-77658, and incorporated by reference herein).

10.24* Software Agreement between the Company and Brite Voice Systems (filed with the Securities and Exchange Commission on June 29, 1995 as Exhibit 10.29 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1994, and incorporated by reference herein).

10.25 Office Lease Agreement between the Company and Laborers National Pension Fund dated July 17, 1986 (filed with the Securities and Exchange Commission on March 23, 1995, as
                 Exhibit 10.30 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated by reference herein).

10.26 Amendment to Office Lease Agreement between the Company and Laborers National Pension Fund dated March 25, 1994 (filed with the Securities and Exchange Commission on March 23, 1995, as Exhibit 10.31 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated by reference herein).

10.27 Addendum to Office Lease Agreement between the Company and Laborers National Pension Fund dated September 8, 1995 (filed with the Securities and Exchange Commission on November 15, 1995, as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB, and incorporated by reference herein).

10.28 Separation agreement dated July 12, 1994 between the Company and E. Ray Cotten (filed with the Securities and Exchange Commission on July 12, 1994 as Exhibit 10.17 to the Company's Amendment No. 2 to the Registration Statement on Form S-4 dated July 12, 1994, Registration No. 33-77658, and incorporated by reference herein).

10.29*           License Agreement between the Company and InterVoice, Inc.
                 dated August 31, 1994 (filed with the Securities and Exchange Commission on November 10, 1994 as Exhibit 10.2 to Form 10-QSB for the quarter ended September 30, 1994, and incorporated by reference herein).

16.1 Letter regarding Change in Certifying Independent Accountant (filed with the Securities and Exchange Commission on September 13, 1994 as Exhibit 16.1 to Form 8-K/A, and incorporated by reference herein).

* Confidential treatment has been requested for a portion of this exhibit.

                          VOICE CONTROL SYSTEMS, INC.
                         INDEX TO FINANCIAL STATEMENTS
                                  ITEM 13 (A)



                                    CONTENTS

                                                                                                          Page
                                                                                                          ----
Independent Auditors Report                                                                                F-2

Balance Sheets as of December 31, 1995 and 1994                                                            F-3

Statements of Operations for Each of the Three Years in the
  Period Ended December 31, 1995                                                                           F-4

Statements of Stockholders' Equity for Each of the Three Years
  in the Period Ended December 31, 1995                                                                    F-5

Statements of Cash Flows for Each of the Three Years in the
  Period Ended December 31, 1995                                                                           F-6

Notes to Financial Statements                                                                              F-7


                          Independent Auditors' Report


The Board of Directors and Stockholders
Voice Control Systems, Inc.
Dallas, Texas


    We have audited the accompanying balance sheets of Voice Control Systems, Inc. as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Voice Control Systems, Inc. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


                                                     /s/ BDO Seidman, LLP


February 22, 1996

                                                     VOICE CONTROL SYSTEMS, INC.

                                                                  BALANCE SHEETS
================================================================================


                                                              ASSETS
                                                                                 December 31,
                                                                        -------------------------------
                                                                            1995             1994
                                                                        -------------    --------------
CURRENT ASSETS:
    Cash and cash equivalents                                           $   2,258,900    $    1,075,527
    Accounts receivable (net of $59,000 and
       $35,000 allowance for doubtful accounts
       in 1995 and 1994, respectively)                                      1,044,299           920,820
    Assets held for sale (Note 2)                                                --             150,000
    Inventory (Note 4)                                                        813,168           286,273
    Prepaid expenses                                                          101,325            87,075
                                                                        -------------    --------------

             TOTAL CURRENT ASSETS                                           4,217,692         2,519,695

NET PROPERTY AND EQUIPMENT (NOTE 5)                                           517,345           484,097

OTHER ASSETS                                                                  104,143            25,770
                                                                        -------------    --------------

                                                                        $   4,839,180    $    3,029,562
                                                                        =============    ==============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT:
    Convertible debentures-related party (Note 6)                       $        --      $      200,000
    Accounts payable and accrued expenses (Note 7)                            348,482           481,800
    Deferred revenue                                                          267,070            56,250
    Current portion of long-term debt (Note 6)                                   --             108,857
                                                                        -------------    --------------

             TOTAL CURRENT LIABILITIES                                        615,552           846,907

LONG TERM DEBT (NOTES 3 AND 6)                                              1,161,799         1,174,607
                                                                        -------------    --------------

             TOTAL LIABILITIES                                              1,777,351         2,021,514
                                                                        -------------    --------------

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY (NOTES 2, 3, 6 AND 8):
    Preferred stock; $1.00 par value; 300,000 shares authorized;
         none issued and outstanding
    Common stock, $.01 par value:  20,000,000 shares
         authorized; Issued and outstanding shares -
         4,356,360 in 1995 and 3,877,979 in 1994                               43,564            38,780
    Paid-in capital                                                        10,934,918         9,853,401
    Receivable from shareholders                                              (79,695)          (79,695)
    Deficit                                                                (7,836,958)       (8,804,438)
                                                                        -------------    --------------

             TOTAL STOCKHOLDERS' EQUITY                                     3,061,829         1,008,048
                                                                        -------------    --------------

                                                                        $   4,839,180    $    3,029,562
                                                                        =============    ==============



                 See accompanying notes to financial statements

                                                     VOICE CONTROL SYSTEMS, INC.

                                                        STATEMENTS OF OPERATIONS
================================================================================

                                                                           Year Ended December 31,
                                                             -----------------------------------------------
                                                                 1995              1994             1993
                                                             -------------     ------------     ------------

SALES (NOTE 11)                                              $  10,778,814     $  6,333,829     $  7,052,239

COST OF SALES                                                    3,455,328        1,643,519        2,051,490
                                                             -------------     ------------     ------------

    GROSS PROFIT                                                 7,323,486        4,690,310        5,000,749

COSTS AND EXPENSES:
    Research and development                                     2,508,701        1,962,009        1,190,323
    Selling, general and administrative                          3,694,877        2,933,801        1,673,017
    Acquired R&D/Goodwill (Note 2)                                    --          6,251,761             --
    Interest, to affiliates (Note 6)                               141,428          141,560          159,517
                                                             -------------     ------------     ------------

             TOTAL COSTS AND EXPENSES                            6,345,006       11,289,131        3,022,857
                                                             -------------     ------------     ------------


NET INCOME (LOSS) BEFORE TAXES                                     978,480       (6,598,821)       1,977,892
                                                             -------------     ------------     ------------

INCOME TAXES (NOTE 9)                                               11,000             --             98,000
                                                             -------------     ------------     ------------

NET INCOME (LOSS)                                            $     967,480     $ (6,598,821)    $  1,879,892
                                                             =============     ============     ============

NET INCOME (LOSS) PER SHARE:
    Primary                                                  $         .14     $      (2.29)    $        .82
                                                             =============     ============     ============
    Fully diluted                                            $         .14     $      (2.29)    $        .52
                                                             =============     ============     ============

WEIGHTED AVERAGE OUTSTANDING SHARES:
    Primary                                                      6,900,963        2,881,195        2,291,558
                                                             =============     ============     ============
    Fully diluted                                                7,149,836        2,881,195        3,750,075
                                                             =============     ============     ============


                 See accompanying notes to financial statements

                                                     VOICE CONTROL SYSTEMS, INC.

                                              STATEMENTS OF STOCKHOLDERS' EQUITY
================================================================================

                                                                               NOTE
                                          COMMON STOCK          PAID-IN     RECEIVABLE
                                        STOCK     DOLLARS       CAPITAL      FROM S/Hs       DEFICIT         TOTAL
                                      ---------  ---------    -----------   -----------   ------------    -----------
BALANCE, January 1, 1993              1,880,017  $  18,800    $ 2,904,510          --     $ (4,085,509)   $(1,162,199)

Issuance of 316,047 shares
  in exchange for Convertible
  Debt (Note 6)                         316,048      3,161        287,230          --             --          290,391

Exercised Options                           326          3            497          --             --              500

Net Income                                 --         --             --            --        1,879,892      1,879,892
                                      ---------  ---------    -----------   -----------   ------------    -----------

BALANCE, December 31, 1993            2,196,391     21,964      3,192,237          --       (2,205,617)     1,008,584

Acquisition of Scott
  Instruments (Note 2)                1,481,194     14,812      6,314,883       (79,695)          --        6,250,000

Issuance of shares in exchange
  for Convertible Debt (Note 6)         154,057      1,541        279,471          --             --          281,012

Exercised Options                        46,337        463         66,810          --             --           67,273

Net Loss                                   --         --             --            --       (6,598,821)    (6,598,821)
                                      ---------  ---------    -----------   -----------   ------------    -----------

BALANCE, December 31, 1994            3,877,979  $  38,780    $ 9,853,401   $   (79,695)  $ (8,804,438)   $ 1,008,048

Issuance of 50,633 shares
  in exchange for Convertible
  Debt and accrued interest (Note 6)    185,360      1,854        321,933          --             --          323,787

Exercised Options and Warrants          293,021      2,930        759,584          --             --          762,514

Net Income                                 --         --             --            --          967,480        967,480
                                      ---------  ---------    -----------   -----------   ------------    -----------

BALANCE, December 31, 1995            4,356,360  $  43,564    $10,934,918   $   (79,695)  $ (7,836,958)   $ 3,061,829
                                      =========  =========    ===========   ===========   ============    ===========


                 See accompanying notes to financial statements

                                                     VOICE CONTROL SYSTEMS, INC.

                                                        STATEMENTS OF CASH FLOWS
================================================================================

                                                                                Year Ended December 31,
                                                                  -------------------------------------------------
                                                                        1995             1994             1993
                                                                  ---------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                             $       967,480    $  (6,598,821)   $   1,879,892
    Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
             R&D acquired                                                    --          3,060,000             --
             Write-off of goodwill and other assets acquired                 --          2,942,814             --
             Depreciation and amortization                                174,834          284,147          101,624
             Provision for bad debts                                       23,806           35,000             --
             Changes in operating assets and liabilities:
                 Accounts receivable                                     (144,082)         678,300       (1,089,548)
                 Other assets                                               6,937           (9,715)            --
                 Prepaid expenses                                         (91,619)           1,720          (42,612)
                 Inventory                                               (526,895)          (5,528)         (62,517)
                 Accounts payable and accrued expenses                     (8,867)        (155,484)         237,841
                 Other                                                    (11,808)            --               --
                 Deferred revenue                                         210,820           32,350          (59,000)
                                                                  ---------------    -------------    -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                 600,606          264,783          965,680
                                                                  ---------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                 (208,082)        (240,376)        (137,804)
    Proceeds from sale of Denton building                                 150,000             --               --
                                                                  ---------------    -------------    -------------

NET CASH USED IN INVESTING ACTIVITIES                                     (58,082)            --               --
                                                                  ---------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments under capital lease
         obligations and notes payable                                   (121,665)         (12,925)        (195,795)
    Proceeds from exercise of stock options                               762,514           67,273              500
                                                                  ---------------    -------------    -------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       640,849           54,348         (195,295)
                                                                  ---------------    -------------    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               1,183,373           78,755          632,581

CASH AND CASH EQUIVALENTS at beginning of year                          1,075,527          996,772          364,191
                                                                  ---------------    -------------    -------------

CASH AND CASH EQUIVALENTS at end of year                          $     2,258,900    $   1,075,527    $     996,772
                                                                  ===============    =============    =============

SUPPLEMENTAL CASH FLOWS INFORMATION
         Interest paid                                            $       145,223    $      41,788    $     163,215
         Income taxes paid                                                 11,000           65,000           28,000
    Non Cash Investing and Financing Activities:
         Conversion of debt and accrued interest to
             185,360, 154,057 and 316,047 shares
             of stock--all issued to affiliates
             (Notes 3 and 6)                                              323,787          281,012          290,391

         Acquisition of Scott in exchange for
             1,481,194 shares of stock (Note 2)                   $          --      $   6,250,000    $        --




                 See accompanying notes to financial statements

                                                     VOICE CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of Business and Presentation

    Voice Control Systems, Inc. (the "Company") engages in the design of speech recognition systems which allow for the voice control of electronic machines and/or devices. The Company's revenues are historically derived from the design of speech recognition systems as value added features for products manufactured and marketed by others, both domestically and internationally. In addition to this source of revenue, the Company is currently marketing products on its own behalf, principally in the telecommunications industry.

    Scott Instruments Corporation ("Scott") and VCS Industries, Inc. ("Industries") entered into an Agreement and Plan of Reorganization (the "Agreement"), approved on August 9, 1994 by each Company's stockholders of record, pursuant to which Industries was merged into Scott with Scott remaining as the surviving corporation. The acquisition was effective as of August 11, 1994. Scott's name was changed to Voice Control Systems, Inc. (the "Company"). The transaction was accounted for as a purchase with Industries acquiring Scott in a reverse acquisition. As a result of the purchase, Scott's assets were revalued to approximate fair market value (see Note 2).

    Certain reclassifications have been made to conform prior years' data to the current presentation. Each share of Industries common stock was converted into and exchanged for 2.61209 (.65302 after the effect of the one-for-four reverse stock split) shares of Scott's common stock. In addition, unless otherwise noted, all share figures, option and warrant exercise prices have been adjusted to reflect the effects of the reverse stock split.

    Revenue Recognition

    Other than for long-term contracts, revenue is generally recorded when products are shipped to customers. Warranty expense is insignificant.

    Technology and prototype development revenue, derived from long-term contracts, is recognized when earned under the terms of the related contract. The intent of the contracts is to develop the application of the Company's technology to products to be manufactured and marketed by others. Such programs usually culminate in the delivery of a prototype unit. The contracts for such programs generally provide for the payment of a specified portion of the total fee at certain stages in the completion of the project, and sometimes provide for an advance payment at the commencement of the project.
Accordingly, fees billed or received prior to the completion of the related stage of the project, and those subject to forfeiture in the event of a delay in project completion, are presented as deferred revenue in the accompanying balance sheets.

    The Company also grants licenses to customers to use the Company's technologies in their products. Depending on the type of license, customers pay annual or one-time license fees. Licensees pay royalties to the Company based on the volume of products sold by the licensee utilizing the licensed technology. Royalty revenue is reported to the Company by licensees pursuant to contractual obligations, monthly or quarterly, and is recognized as revenue when reported by the customer.

    Property and Equipment

    Property and equipment are recorded at cost. Additions and major improvements are capitalized while expenditures for maintenance and repairs are charged to expense when incurred. Depreciation is provided by the straight-line method over estimated useful lives ranging from three to five years.

    Inventory

    Inventory consists of speech recognition products and raw materials used in the construction of speech recognition products. Inventory is stated at the lower of cost or market value. Cost is determined on a first-in, first-out basis.

                                                     VOICE CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

    Income Taxes

    Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). In 1992, the Company accounted for income taxes in accordance with Statement of Financial Accounting Standards No. 96, Accounting for Income Taxes.

    Under SFAS No. 109, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. Adoption of SFAS No. 109 had no material effect on the financial statements (see Note 9).

    Earnings Per Share

    Net income (loss) per share is based on the weighted average number of shares of common stock outstanding. Options, warrants and conversion rights to acquire stock are included as common stock equivalents, when dilutive, using the treasury stock method. Primary earnings per share is calculated by measuring dilution applicable to common stock equivalents based on the average share value for the period, while fully diluted earnings per share measures dilution based on the share value at the end of the period and assumes the conversion of the convertible debt due to a customer. Earnings per share in 1994 and 1993 have been adjusted to reflect the stock splits described in Note 2.

    Cash Flows

    For purposes of the statement of cash flows, the Company considers money market instruments with original maturities of three months or less to be cash equivalents.

    Concentration of Credit Risk

    The Company sells products and licenses technology to customers in diversified industries. A significant portion of the Company's sales are to two customers (see Note 11). The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables are generally due within 30 days. Credit losses from customers have been within management's expectations, and management believes the allowance for doubtful accounts adequately provides for any expected losses.

    Approximately one-third of the Company's cash and cash equivalents are in one bank. Thus, the balance over $100,000 exceeds the federally insured deposit limit.

NOTE 2 -- BUSINESS ACQUISITION

    Effective August 11, 1994, the Company acquired all of the stock of Industries in a reverse acquisition accounted for using the purchase method of accounting (see Note 1). Each outstanding share of Industries common stock was converted into and exchanged for 2.61209 (.65302 after giving effect to the one-for-four reverse stock split) shares of Scott's common stock.
Concurrently, all outstanding shares of common stock were subject to a one-for-four reverse stock split. Each of the stock splits referred to above have been retroactively reflected in the financial statements for all periods presented.

    For financial reporting purposes, the results of operations of Scott have been included in the Company's financial statements since the effective date of acquisition.

                                                     VOICE CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 2 -- BUSINESS ACQUISITION (CONTINUED)

    Scott's assets were revalued to approximate fair market value based on Scott's average market capitalization from the date of the negotiated transaction, January 28, 1994, to the effective date of acquisition, August 11, 1994, which approximates $6.25 million. The revaluation of the assets consist of the following:

Goodwill                                                  $2,780,309
Research and development                                   3,060,000
Land and building                                            150,000
Remaining net assets                                         259,691
                                                          ----------

                                                          $6,250,000
                                                          ==========

    Goodwill was amortized using the straight-line method over a period of seven years. Goodwill amortization during 1994 totalled $66,198. In December 1994, the Company reappraised the factors contributing to the value of the goodwill acquired and wrote-off goodwill totalling $2,714,111. Factors contributing to the impairment of the goodwill include the loss of key technical personnel from Scott, litigation with a former officer and director of Scott, and customer decisions not to implement technology developed by Scott pursuant to contracts acquired in the Merger. While these factors had a detrimental effect on the Company in 1994, management believes they will not have a continuing negative impact on operations. The Company sold the land and building in 1995 for $150,000.

    The following summarized unaudited proforma results of operations for the twelve months ended December 31, 1994 assumes the acquisition occurred as of the beginning of the period. These proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on the dates indicated, or which may result in the future.

                                                                             1994
                                                                          (Unaudited)
                                                                          -----------
Revenue                                                                   $ 7,104,000
Net income(loss) before write-off of
    acquired R&D and goodwill                                              (1,388,000)
Write-off of acquired R&D and goodwill                                     (6,252,000)
                                                                          -----------

Net loss                                                                  $(7,640,000)
                                                                          ===========

Net loss per share                                                        $     (2.04)
                                                                          ===========

Weighted average shares outstanding                                         3,741,967
                                                                          ===========

NOTE 3 -- ISSUANCE OF CONVERTIBLE DEBT

    In September 1991, the Company issued a three year promissory note to a major customer (the "Lender") in the principal amount of $1,161,799 in exchange for certain demand notes previously issued by the Company. The note bears interest at a floating rate with a New Jersey bank plus 2%; interest is payable annually and principal was due on September 20, 1994. On March 14, 1994, the due date of the note was extended to January 1997. The promissory note is convertible at any time into common stock of the Company with one share of common stock issued for every $.9188 of principal and unpaid interest converted, subject to adjustment in the event of certain dilutive actions of the Company.

    The Company granted the Lender a security interest in the use of its non-exclusive technology and products. As a part of the Security Agreement, the Company granted Lender an option (the "Majority Option") to purchase from the Company a sufficient number of shares which, together with other shares the Lender then owns or has the ability to acquire by conversion of the note or a purchase from Lone Star Ventures, would amount to 51% of the common stock of the Company on a fully diluted basis. For financial reporting purposes, no value was assigned to the option or convertibility feature. In March 1994

                                                     VOICE CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 3 -- ISSUANCE OF CONVERTIBLE DEBT (CONTINUED)

the Majority Option was terminated. As consideration for the termination of the Majority Option, the Company agreed to fix the price of the Incentive Options at $.6125 per share (see below).

    In addition to the right to convert the note and acquire the stock options described in the Security Agreement, the Lender was granted an option to purchase up to an additional 914,231 shares of common stock of the Company (the "Incentive Option"). The number of shares which the Lender was permitted to purchase was dependent upon the Lender purchasing certain levels of product from the Company over a period of three years. All of the Incentive Options were earned as of December 31, 1993. No Incentive Options were exercised as of December 31, 1994. The exercise price fluctuated based on a valuation of the Company which was dependent on net after tax earnings and was designed to approximate fair market value. As such, for financial reporting purposes, no value was assigned to the Incentive Options. In connection with the termination of the Majority Option, the exercise date of the Incentive Options was extended to December 31, 1998 and the exercise price was fixed at $.6125. The Company accounted for the cost of terminating the Majority Option as an equity transaction.

NOTE 4 -- INVENTORY

Inventory consists of the following at December 31:
                                                                              1995              1994
                                                                            --------          --------
             Raw material                                                   $ 44,109          $  9,670
             Finished goods                                                  769,059           276,603
                                                                            --------          --------
                                                                            $813,168          $286,273
                                                                            ========          ========

NOTE 5 -- PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                                                             1995              1994
                                                                          ----------        ----------

             Research and development equipment                          $ 1,335,310        $1,145,848
             Furniture and fixtures                                          211,947           193,327
                                                                         -----------        ----------
                                                                           1,547,257         1,339,175
             Less accumulated depreciation                                (1,029,912)         (855,078)
                                                                         -----------        ----------
                                                                         $   517,345        $  484,097
                                                                         ===========        ==========

NOTE 6 -- NOTES PAYABLE AND CONVERTIBLE DEBT

Notes payable and convertible debt consist of the following at December 31:

                                                                             1995              1994
                                                                          ----------        ----------
             Prime plus 2% (10.5% at December 31, 1995)
                 convertible note to a major customer (see Note 3)        $1,161,799        $1,161,799
             11% note payable to bank, due in monthly
                 installments of $2,972 principal and interest,
                 collateralized by first lien on assets held for sale           --             107,799
             Other notes payable                                                --              13,866
                                                                          ----------        ----------
                 Total notes payable and convertible debentures                              1,283,464
             Less current maturities                                            --             108,857
                                                                          ----------        ----------
             Long term debt                                               $1,161,799        $1,174,607
                                                                          ==========        ==========



                                                     VOICE CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 6 -- NOTES PAYABLE AND CONVERTIBLE DEBT (CONTINUED)

    On August 31, 1993, the Company issued unsecured, convertible debentures to affiliates totaling $380,000 in exchange for previously issued debentures and demand notes. The debentures were due in August 1994 and earned interest at prime plus 4 percent. The debentures were convertible at one share for each $3.95 in principal and interest converted. In August 1994, the Company issued 45,997 shares of common stock to affiliates in exchange for convertible debt and accrued interest totaling $181,726. In October, 1994, the remaining $200,000 convertible debt due to an officer was extended to August 1, 1995. On August 1, 1995, the Company issued 50,633 shares of common stock to an officer in exchange for convertible debt.

    As discussed in Note 3, on March 14, 1994, the Company obtained an extension of its convertible note of $1,161,799 to January 1997. In September 1994, accrued interest relating to convertible note totaling $99,286 was exchanged for 108,060 shares of common stock. In September 1995, accrued interest relating to the convertible note totaling $123,787 was exchanged for 134,727 shares of common stock.

NOTE 7 -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31:

                                                                1995               1994
                                                              --------           --------
Trade accounts payable                                        $155,396           $205,839
Accrued payroll                                                 84,884            215,228
Accrued interest payable                                        34,814             32,777
Miscellaneous accrued expenses                                  62,388             27,956
Federal income tax payable                                      11,000               --
                                                              --------           --------
                                                              $348,482           $481,800
                                                              ========           ========

NOTE 8 -- COMMON STOCK

    STOCK OPTIONS

    At the Annual Meeting of Scott's Stockholders in May 1992, the stockholders approved the 1992 Stock Option Plan (the "1992 Plan") which was assumed by the Company in connection with its acquisition of Scott. Under the 1992 Plan, 600,000 shares are available for grant; the exercise price per share of options granted cannot be less than the fair market value of the Company's common stock at the date of grant; the exercise period of options granted is up to ten years and options vest 25% per year beginning one year from date of grant, unless vesting is changed by the Board of Directors. Information relating to stock options granted to employees is as follows:

                                                              Number of              Exercise
                                                               Shares             Price per Share
                                                              ---------         ------------------
    Balance, January 1, 1993                                  145,547            $1.75 - $2.00
         Options granted                                      507,855            $1.94 - $2.13
         Options cancelled or forfeited                       (65,084)           $1.94 - $2.13
         Options exercised                                         --            --
                                                             --------
    Balance, December 31, 1993                                588,318            $1.75 - $2.00
         Options granted                                       71,429                    $5.00
         Options cancelled or forfeited                      (430,269)           $1.94 - $2.13
         Options exercised                                         --            --
                                                             --------
    Balance, August 11, 1994                                  229,478            $1.75 - $5.00
         1 for 4 reverse split                               (172,109)           $7.00 - $8.00
         Options granted                                      355,404            $3.00 - $3.38
         Options cancelled or forfeited                       (15,160)           $7.00 - $8.00
         Options exercised                                         --            --
                                                             --------
    Balance, December 31, 1994                                397,613            $3.00 - $8.00
         Options granted                                      178,000            $3.00 - $5.38
         Options cancelled or forfeited                       156,467            $3.00 - $8.00
         Options exercised                                         --            --
                                                             --------
    Balance, December 31, 1995                                419,146            $3.00 - $8.52
                                                             ========

             Options exercisable                               86,289            $3.00 - $8.52
                                                             ========



                                                     VOICE CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 8 -- COMMON STOCK (CONTINUED)

    STOCK OPTIONS (CONTINUED)

    In 1986, Industries established an employee incentive stock plan which consists of a Stock Purchase Plan, Stock Award Plan, Incentive Stock Option Plan, Non-qualified Stock Option Plan and Stock Appreciation Rights Plan.

    Industries granted key employees incentive stock options at an exercise price not less than the fair market value of the shares on the date of grant. The shares are vested over a four year period. As of August 11, 1994, the Company assumed as a result of the merger described in Note 2, stock options totalling 471,808 at an exercise price ranging from $1.15 to $1.53 per share. At December 31, 1995, there were 383,201, employee options outstanding of which 357,482 were exercisable, at prices ranging from $1.15 to $1.53 per share.

    Industries had also granted to directors and officers options to purchase shares of stock at exercise prices not less than fair market value of the shares on the date of grant. On August 11, 1994, as a result of the merger described in Note 2, the Company assumed the 694,682 outstanding options. At December 31, 1995, in addition to the options described in Note 3, there were 403,904 officers and directors options outstanding and exercisable at prices from $1.15 to $1.53 per share.

    STOCK WARRANTS

    As of August 11, 1994, Scott had outstanding warrants to purchase 231,404 shares of common stock at prices ranging from $4.00 to $8.00.

    On October 1994, the Company issued five year warrants to certain Directors to purchase 120,000 shares of the Company's common stock for $3.375 per share. At December 31, 1995 warrants to purchase 322,500 shares of the Company's common stock were outstanding at prices from $3.375 to $8.00 per share.

    The warrant agreements require that the exercise price per share of warrants granted cannot be less than the fair market value of the Company's stock at the date of grant and provide for adjusting both the exercise price and the number of shares purchasable based on various criteria, including the Company's issuing shares of common stock, convertible securities, or certain options at less than market price or the warrant exercise price.

NOTE 9 --  INCOME TAXES

    Federal and state income taxes consist of the following at December 31:

                                                                 1995           1994                 1993
                                                             -----------   ---------------       ------------
         Current
             Federal                                         $    11,000   $           --        $     33,000
             State                                                   --                --              65,000
                                                             -----------   ---------------       ------------
                                                             $    11,000   $           --        $     98,000
                                                             ===========   ===============       ============


    The following reconciles income tax expense at the federal statutory rate to the actual tax expense.

                                                                   1995            1994                1993
                                                              ------------    ---------------    ---------------
             Income taxes at the statutory rate                $   333,000    $          --      $       672,000
             Effect on taxes resulting from:
                 Utilization of NOL carryforwards                 (333,000)              --             (672,000)
                 Federal alternative minimum taxes                  11,000               --               33,000
                 State taxes                                          --                 --               65,000
                                                              ------------    ---------------    ---------------
                                                              $     11,000    $          --      $          --
                                                              ============    ===============    ===============

                                                     VOICE CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 9 --  INCOME TAXES (CONTINUED)

    Significant components of the Company's net deferred tax assets for federal and state income taxes are as follows:

                                                               1995             1994        1993
                                                            -----------     -----------   ---------

             Net operating losses                           $ 5,116,000     $ 5,449,000   $ 935,000
             Valuation allowance                             (5,116,000)     (5,449,000)   (935,000)
                                                            -----------     -----------   ---------
                                                            $       --      $     --      $ --
                                                            ===========     ===========   =========

    Net operating loss (NOL) carryforwards, expiring from 1996 to 2009, totalling approximately $15,047,000 are available at December 31, 1995 to offset future years taxable income, if any. In connection with the Agreement (see Note 2) an ownership change as defined by the Internal Revenue Code
Section 382 occurred. The effect of such change is to limit the use of the Company's NOL in future years to approximately $1,355,000 annually.

    The Company has provided an allowance for its entire deferred tax asset as its realization is dependent upon the future generation of taxable income. Until such realization can be reasonably determined, management will continue to provide an allowance for the entire deferred tax asset.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

    The Company rents offices and equipment under noncancelable and cancelable operating agreements. Minimum future rental obligations under noncancelable agreements as of December 31, 1995 are $211,066 annually through 1999. Related rental expense was $216,191, $173,994, and $166,959 in 1995, 1994, and 1993
respectively.

NOTE 11 -- MAJOR CUSTOMERS

    In 1995, two customers accounted for 60% and 10% of total sales revenue. Three customers accounted for 44%, 13%, and 10% of total sales revenue for the year ended December 31, 1994, and two customers accounted for 55% and 13% of total sales revenue for the year ended December 31, 1993. The Company's largest customer is also the holder of the convertible debt and option agreement described in Note 3. Accounts receivable from the largest customer were 5%, 2%, and 62% of the total receivable balance at December 31, 1995, 1994, and 1993, respectively.

NOTE 12 -- SUBSEQUENT EVENTS

    In February 1996, the Company completed the sale of 1,269,402 shares of common stock in a registered offering at a price to the public of $10.00 per share. Dialogic's option for 914,231 shares was sold and exercised in February 1996 in conjunction with the offering.

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
- -------                  -----------
  27          -  Financial Data Schedule
