Form 10QSB
period 1996-03-31
VOICE CONTROL SYSTEMS INC /DE/
filed 1996-05-15
CIK 350899

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            -----------------------

                                  FORM 10-QSB


                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                      -----------------------------------


Quarter Ended March 31, 1996                         Commission File No. 0-10385



                          VOICE CONTROL SYSTEMS, INC.
                 (Name of small business issuer in its charter)


                 DELAWARE                               75-1707970
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

             14140 MIDWAY ROAD
           DALLAS, TEXAS  75244                        (214) 726-1200
      (Address of principal executive             (Registrant's telephone
                 offices)                       number, including area code)


                   _________________________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes  X         No
                                  -----         -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     6,999,623 shares of Common Stock, $.01 par value outstanding at March 31, 1996.

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

                                                     VOICE CONTROL SYSTEMS, INC.

                                                                   BALANCE SHEET
                                                                     (UNAUDITED)




                                     ASSETS

                                                                                             March 31,
                                                                                               1996
                                                                                           -------------
CURRENT ASSETS:
    Cash and cash equivalents                                                               $ 16,295,475
    Accounts receivable (net of $59,000 allowance
       for doubtful accounts) (Note 6)                                                         1,938,251
    Inventory                                                                                    660,808
    Prepaid expenses                                                                              37,955
                                                                                            ------------

             TOTAL CURRENT ASSETS                                                             18,932,489

NET PROPERTY AND EQUIPMENT                                                                       675,278

OTHER ASSETS                                                                                      20,551
                                                                                            ------------

                                                                                            $ 19,628,318
                                                                                            ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT:
    Accounts payable and accrued expenses (Note 4)                                         $     445,836
    Deferred revenue                                                                             192,268
    Convertible note                                                                           1,167,260
                                                                                            ------------

             TOTAL CURRENT LIABILITIES                                                         1,805,364

LONG TERM DEBT                                                                                      --
                                                                                            ------------

             TOTAL LIABILITIES                                                                 1,805,364
                                                                                            ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock; $1.00 par value; 300,000 shares authorized;
         none issued and outstanding                                                                --
    Common stock, $.01 par value:  20,000,000 shares
         authorized; 6,999,623 issued and outstanding                                             69,996
    Paid-in capital                                                                           25,410,490
    Receivable from shareholders                                                                 (44,067)
    Deficit                                                                                   (7,613,465)
                                                                                            ------------

             TOTAL STOCKHOLDERS' EQUITY                                                       17,822,954
                                                                                            ------------

                                                                                            $ 19,628,318
                                                                                            ============

                                                     VOICE CONTROL SYSTEMS, INC.

                                                        STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)



                                                                           Three Months Ended 31,
                                                                    -----------------------------------
                                                                        1996                  1995
                                                                    -------------        --------------
SALES (NOTE 6)                                                       $ 2,410,740          $ 2,147,999

COST OF SALES                                                            535,237              655,178
                                                                     -----------          -----------

    GROSS PROFIT                                                       1,875,503            1,492,821

COSTS AND EXPENSES:
    Research and development                                             745,129              618,707
    Selling, general and administrative                                  876,945              765,899
    Interest, to affiliates                                               29,936               37,345
                                                                     -----------          -----------

             TOTAL COSTS AND EXPENSES                                  1,652,010            1,421,951
                                                                     -----------          -----------


NET INCOME BEFORE TAXES                                                  223,493               70,870
                                                                     -----------          -----------

INCOME TAXES (NOTE 5)                                                       --                   --
                                                                     -----------          -----------

NET INCOME                                                           $   223,493          $    70,870
                                                                     ===========          ===========

NET INCOME PER SHARE:
    Primary                                                          $      0.03          $      0.01
                                                                     ===========          ===========
    Fully diluted                                                    $      0.03          $      0.01
                                                                     ===========          ===========

WEIGHTED AVERAGE OUTSTANDING SHARES:
    Primary                                                            7,897,173            5,177,922
                                                                     ===========          ===========
    Fully diluted                                                      7,997,150            6,719,603
                                                                     ===========          ===========

                See accompanying notes to financial statements

                                                     VOICE CONTROL SYSTEMS, INC.

                                                        STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

                                                                      Three Months Ended March 31,
                                                                  -----------------------------------
                                                                         1996                 1995
                                                                  ----------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                     $     223,493         $     70,870
    Adjustments to reconcile net income to net
         cash used in operating activities:
             Depreciation and amortization                                41,651               54,160
             Changes in operating assets and liabilities:
                 Accounts receivable                                    (893,952)            (246,554)
                 Inventory                                               152,361               87,652
                 Prepaid expenses                                         63,370              (82,604)
                 Other assets                                             83,592                  591
                 Accounts payable and accrued expenses                   138,230               15,390
                 Deferred revenue                                        (74,802)              37,299
                                                                   -------------         ------------

Net cash used in operating activities                                   (266,057)             (63,196)
                                                                   -------------         ------------

NET CASH USED IN INVESTING ACTIVITIES:
    Capital expenditures                                                (199,585)             (48,119)
                                                                   -------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of principal on notes payable                                 (601)            (110,692)
    Proceeds from sale of assets                                              --              150,200
    Proceeds from note receivable                                         35,627                   --
    Net proceeds from common stock issuance (Note 3)                  14,432,202                   --
    Proceeds from exercise of stock options                               34,989               22,267
                                                                   -------------         ------------

Net cash provided by financing activities                             14,502,217               61,775
                                                                   -------------         ------------

Net increase (decrease) in cash and cash equivalents                  14,036,575              (49,540)

Cash and cash equivalents at beginning of year                         2,258,900            1,075,527
                                                                   -------------         ------------

Cash and cash equivalents at end of quarter                        $  16,295,475         $  1,025,987
                                                                   =============         ============

Supplemental disclosures of cash flow information
         Interest paid                                             $       1,752         $      8,614
                                                                   =============         ============

                See accompanying notes to financial statements

                                                     VOICE CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)


1.       BUSINESS

         Voice Control Systems, Inc. (the "Company" or "VCS") engages in the design of voice recognition systems that allow for the voice control of electronic machines and/or devices. Operating results for the three months ending March 31, 1996 are not necessarily indicative of the expected results for the year. The unaudited financial statements include all adjustments, consisting primarily of normal recurring accruals, which management considers necessary for a fair presentation of such information.

2.       PER SHARE INFORMATION

         Earnings per common and common equivalent share are computed based upon the weighted average number of outstanding shares of common stock and common stock equivalents.

3.       STOCK OFFERING

         On February 14, 1996, the Company completed the sale of 1,269,402 shares of common stock. In March 1996, the underwriters exercised their overallotment option for an additional 220,500 shares of common stock. Net proceeds to the Company from the stock offering totaled $14,432,000.

4.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following at March 31, 1996:


       Accounts payable                               $ 285,040
       Accrued expenses                                 160,796
                                                      ---------
                                                      $ 445,836
                                                      =========

5.       INCOME TAXES

         Net operating loss ("NOL") carry forwards expiring from 1996 to 2010 totaling approximately $14,824,000 are available at March 31, 1996 to offset future periods taxable income. Effective as of August 11, 1994 an ownership change as defined by the Internal Revenue Code Section 382 occurred. The effect of such change will be to limit the use of the CompanyGs NOL in future years to approximately $1,355,000 annually.

         The following reconciles income tax expense at the federal statutory rate to the actual tax expense at March 31:

                                                        1996                    1995
                                                 -----------------         -------------
 Income taxes at the statutory rate              $          76,000        $       24,000
 State taxes based on income                                10,000                 3,000
 Effect on taxes resulting from:
 Utilization on NOL carry forwards                         (86,000)              (27,000)
 Federal Alternative Minimum Taxes                              --                    --
                                                 -----------------        --------------
                                                 $              --        $           --
                                                 =================        ==============

                                                     VOICE CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)


5.       INCOME TAXES (CONCLUDED)

         The Company has provided an allowance for its entire deferred tax asset, relating primarily to NOL carry forwards of approximately $5,040,000, as its realization is dependent upon future generation of taxable income. Until such realization can be reasonably determined, management will continue to provide an allowance for the entire deferred tax asset.


6.       MAJOR CUSTOMERS

         Two customers accounted for 45% and 16% of total sales revenue for the three months ended March 31, 1996. One customer accounted for 58% of total sales revenue for the three months ended March 31, 1995.

         The Company's largest customer is also the holder of its short term convertible debt. Accounts receivable from the largest customer was 28% of the total receivable balance at March 31, 1996.

PART I - FINANCIAL INFORMATION

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 vs. March 31, 1995

Sales increased 12% from $2,148,000 during the first three months of 1995 to $2,411,000 during the first three months of 1996. Two customers, Dialogic and Periphonics, accounted for 45% and 16%, respectively, of total sales for the first three months of 1996. Dialogic accounted for 58% of total sales for the first three months of 1995. Royalty, development and license fees, which increased 33% over the first three months of 1995, were 32% of total revenues for the first three months of 1996 and were responsible for 61% of the increase in sales in the first quarter of 1996. Hardware sales, which decreased 4% over the first three months of 1995, were 58% of revenues in the first three months of 1996.

Cost of sales includes the cost of components and subcontracted manufacturing related to hardware products. Gross profit as a percent of sales increased from 69% in the first three months of 1995 to 78% in the comparable 1996 period as a result of the decrease in hardware sales and the increase in royalty, development and license fees.

Research and development expenses increased 20% from $619,000 in the first three months of 1995 to $745,000 in the first three months of 1996. This increase reflects costs associated with increased employee benefits, the addition of three employees in research and product development, and consulting fees incurred.

Selling, general, and administrative expenses increased 14% from $766,000 in the first three months of 1995 to $877,000 in the first three months of 1996. This increase was due primarily to costs associated with increased employee benefits and the addition of three employees. Selling, general and administrative expenses as a percent of sales remained constant when comparing the first three months of 1995 to the first three months of 1996.

Net operating loss ("NOL") carryforwards expiring from 1996 to 2010 totaling approximately $14,824,000 were available as of March 31,1996 to offset future periods taxable income. The Company has provided an allowance against its entire deferred tax asset relating primarily to NOL carry forward of approximately $5,040,000. Effective August 11, 1994, an ownership change as defined by the Internal Revenue Code Section 382 occurred. The effect of such change limits the use of the Company's NOL in future years to approximately $1,355,000 annually. Federal income taxes and state franchise taxes based on income were offset by net operating loss carryforwards thus far in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal cash requirements to date have been to fund working capital and capital expenditures in order to support its sales growth. Net working capital at March 31, 1996 was $17,127,000. In the past, the Company's working capital needs were financed primarily through cash flow from operations and proceeds from the exercise of stock options. A stock offering was completed during the first quarter of 1996 that increased the net working capital to $17,127,000.

At March 31, 1996, the Company held $16,295,000 in cash and cash equivalents. The stock offering completed in the first quarter provided net proceeds of $14,432,000 to the Company. Generally, the Company's primary source of liquidity is the timely collection of its accounts receivable. The average days sales in accounts receivable was 73 days for the first quarter 1996.

The Company's inventory as of March 31, 1996 was $661,000 and primarily consists of the Company's Personal Voice Dialer. The Personal Voice Dialer is being sold through catalogues and other direct marketing avenues that require the Company to carry sufficient inventory to fill orders in a relatively short period of time.

The Company's debt at March 31, 1996 consisted of a convertible promissory note due to Dialogic on January 1, 1997. Dialogic converted accrued interest on its note to Common Stock during 1995 and 1996.

The Company's capital expenditures were $200,000 for the three months ended March 31, 1996. The expenditures were primarily for a new telephone/voice mail system, office furniture and computer equipment.

VCS believes that its existing sources of liquidity, funds generated by operations and the funds received from the stock offering will be sufficient to provide the capital resources necessary to support increased operating needs and finance continued growth in the foreseeable future.

PART II -  OTHER INFORMATION

            ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

            (a)    Exhibits

                   27 - Financial Data Schedule


             (b)   Reports on Form 8-K

                   No reports on Form 8-K were filed by the Company during the quarter covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   VOICE CONTROL SYSTEMS, INC.




Dated:  May 13, 1996               By:  /s/ Peter J. Foster
                                      ----------------------
                                      Peter J. Foster
                                      Chief Executive Officer and President

                                       /s/ Kim S. Terry
                                      ----------------------
                                      Kim S. Terry
                                      Principal Financial and Accounting Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                           DESCRIPTION
- -------                          -----------

    27           Financial Data Schedule