Form 10QSB
period 1996-06-30
VOICE CONTROL SYSTEMS INC /DE/
filed 1996-08-14
CIK 350899

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                           ----------------------

                                  FORM 10-QSB


                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                           ----------------------

          Quarter Ended June 30, 1996      Commission File No. 0-10385



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


                           ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             X    Yes         No
                           -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              7,031,184 SHARES of Common Stock, $.01 par value
                        outstanding at June 30, 1996.

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

                                                     VOICE CONTROL SYSTEMS, INC.

                                                                   BALANCE SHEET
                                                                     (UNAUDITED)

                                                  ASSETS
                                                                                             June 30,
                                                                                               1996
                                                                                            ------------
CURRENT ASSETS:
    Cash and cash equivalents                                                               $ 16,364,547
    Accounts receivable (net of $1800 allowance
       for doubtful accounts) (Note 6)                                                         1,804,561
    Inventory                                                                                    493,284
    Prepaid expenses                                                                              79,027
                                                                                            ------------
             TOTAL CURRENT ASSETS                                                             18,741,419

NET PROPERTY AND EQUIPMENT                                                                       720,217

OTHER ASSETS                                                                                      57,211
                                                                                            ------------
                                                                                            $ 19,518,847
                                                                                            ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT:
    Accounts payable and accrued expenses (Note 4)                                          $    261,418
    Deferred revenue                                                                             169,115
    Convertible note                                                                           1,166,584
                                                                                            ------------
             TOTAL CURRENT LIABILITIES                                                         1,597,117

LONG TERM DEBT                                                                                      --
                                                                                            ------------
             TOTAL LIABILITIES                                                                 1,597,117
                                                                                            ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock; $1.00 par value; 300,000 shares authorized;
         none issued and outstanding                                                                --
    Common stock, $.01 par value:  20,000,000 shares
         authorized; 7,031,184 issued and outstanding                                             70,312
    Paid-in capital                                                                           25,484,877
    Receivable from shareholders                                                                 (44,068)
    Deficit                                                                                   (7,589,391)
                                                                                            ------------
             TOTAL STOCKHOLDERS' EQUITY                                                       17,921,730
                                                                                            ------------
                                                                                            $ 19,518,847
                                                                                            ============

                                                    VOICE CONTROL SYSTEMS, INC.

                                                       STATEMENTS OF OPERATIONS
                                                                    (UNAUDITED)

                                                    Three Months                           Six Months
                                                    Ended June 30,                       Ended June 30,
                                                1996             1995                1996               1995
                                            -----------     ------------        -------------      ------------
SALES (NOTE 6)                              $ 1,718,577        2,781,210            4,044,336         4,921,903

COST OF SALES                                   256,289          954,381              791,526         1,609,560
                                            -----------     ------------        -------------      ------------
GROSS PROFIT                                  1,462,288        1,826,829            3,252,810         3,312,343

COSTS AND EXPENSES:
Research and development                        713,759          615,317            1,458,887         1,234,023
Selling, general and administrative             886,762          871,552            1,761,952         1,629,147
Other interest expense (Income), net           (191,997)          (8,240)            (275,226)          (15,546)
Interest, to affiliates                          29,690           37,345               59,629            75,689
                                            -----------     ------------        -------------      ------------
TOTAL COSTS AND EXPENSES                      1,438,214        1,532,454            3,005,242         2,954,405
                                            -----------     ------------        -------------      ------------
NET INCOME BEFORE TAXES                          24,074          302,615              247,568           373,484

INCOME TAXES (NOTE 5)                                 -                -                    -                 -
                                            -----------     ------------        -------------      ------------
NET INCOME                                  $    24,074     $    302,615        $     247,568      $    373,484
                                            ===========     ============        =============      ============
NET INCOME PER SHARE:
Primary                                     $      0.00     $       0.05        $        0.03      $       0.06
                                            ===========     ============        =============      ============
Fully diluted                               $      0.00     $       0.05        $        0.03      $       0.06
                                            ===========     ============        =============      ============

WEIGHTED AVERAGE OUTSTANDING SHARES:
Primary                                       9,360,502        6,590,348            8,605,486         6,564,274
                                            ===========     ============        =============      ============
Fully diluted                                 9,360,502        6,590,348            8,610,980         6,564,274
                                            ===========     ============        =============      ============




                See accompanying notes to financial statements

                                                    VOICE CONTROL SYSTEMS, INC.

                                                       STATEMENTS OF CASH FLOWS
                                                                    (UNAUDITED)

                                                                         Six Months Ended June 30,
                                                                     --------------------------------
                                                                         1996                 1995
                                                                     -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                       $   247,568          $   373,484
    Adjustments to reconcile net income to net
         cash used in operating activities:
             Depreciation and amortization                                91,459              114,206
             Changes in operating assets and liabilities:
                 Accounts receivable                                    (760,263)             (63,712)
                 Inventory                                               319,884             (349,179)
                 Prepaid expenses                                         22,298              (41,154)
                 Other assets                                             46,932                5,769
                 Accounts payable and accrued expenses                   (46,188)              92,073
                 Deferred revenue                                        (97,956)             100,240
                                                                     -----------          -----------
Net cash provider by operating activities                               (176,266)             231,727
                                                                     -----------          -----------

NET CASH USED IN INVESTING ACTIVITIES:
    Capital expenditures                                                (294,331)             (90,941)
                                                                     -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of principal on notes payable                               (1,277)            (112,795)
    Proceeds from sale of assets                                              --              150,200
    Proceeds from note receivable                                         35,627                   --
    Net proceeds from common stock issuance (Note 3)                  14,429,947                   --
    Proceeds from exercise of stock options                              111,947               29,013
                                                                     -----------          -----------
Net cash provided by financing activities                             14,576,244               66,418
                                                                     -----------          -----------
Net increase in cash and cash equivalents                             14,105,647              207,204

Cash and cash equivalents at beginning of year                         2,258,900            1,075,527
                                                                     -----------          -----------
Cash and cash equivalents at June 30                                 $16,364,547          $ 1,282,731
                                                                     ===========          ===========

Supplemental disclosures of cash flow information
         Interest paid                                               $     2,001          $    16,002
                                                                     ===========          ===========





                 See accompanying notes to financial statements

                                                     VOICE CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

1.       BUSINESS

         Voice Control Systems, Inc. (the "Company" or "VCS") engages in the design of voice recognition systems that allow for the voice control of electronic machines and/or devices. Operating results for the six months ending June 30, 1996 are not necessarily indicative of the expected results for the year. The unaudited financial statements include all adjustments, consisting primarily of normal recurring accruals, which management considers necessary for a fair presentation of such information.

2.       PER SHARE INFORMATION

         Earnings per common and common equivalent share are computed based upon the weighted average number of outstanding shares of common stock and common stock equivalents.

3.       STOCK OFFERING

         On February 14, 1996, the Company completed the sale of 1,269,402 shares of common stock. In March 1996, the underwriters exercised their overallotment option for an additional 220,500 shares of common stock. Net proceeds to the Company from the stock offering totaled $14,430,000.

4.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following at June 30, 1996:


              Accounts payable                           $ 118,334
              Accrued expenses                             143,084
                                                         ---------
                                                         $ 261,418
                                                         =========

5.       INCOME TAXES

         Net operating loss ("NOL") carry forwards expiring from 1996 to 2009 totaling approximately $14,799,000 are available at June 30, 1996 to offset future periods taxable income. Effective as of August 11, 1994 an ownership change as defined by the Internal Revenue Code Section 382 occurred. As a result of the change, the use of the Company's NOL in future years is limited to approximately $1,355,000 annually.

         The following reconciles income tax expense at the federal statutory rate to the actual tax expense at June 30:

                                                                    1996                  1995
                                                               -------------          ----------
           Income taxes at the statutory rate                  $      84,000          $  127,000
           State taxes based on income                                11,000              17,000
           Effect on taxes resulting from:
             Utilization of NOL carry forwards                       (95,000)           (144,000)
                                                               -------------          ----------
                                                               $          --          $       --
                                                               =============          ==========

                                                     VOICE CONTROL SYSTEMS, INC.

                                                  NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

         The Company has provided an allowance for its entire deferred tax asset, relating primarily to NOL carry forwards of approximately $5,032,000, as its realization is dependent upon future generation of taxable income. Until such realization can be reasonably determined, management will continue to provide an allowance for the entire deferred tax asset.


6.       MAJOR CUSTOMERS

         Three customers accounted for 42%, 17% and 17% of total sales revenue for the six months ended June 30, 1996. One customer accounted for 61% of total sales revenue for the six months ended June 30, 1995.

         The Company's largest customer is also the holder of its short term convertible debt. Accounts receivable from the largest customer was 7% of the total receivable balance at June 30, 1996.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Six Months Ended June 30, 1996 vs. June 30, 1995

Sales decreased 18% from $4,922,000 during the six months ending June 30, 1995 to $4,044,000 during the six months ending June 30, 1996. Three customers, Dialogic, Brite Voice Systems and Periphonics, accounted for 42%, 17% and 17%, respectively, of total sales for the six months ending June 30, 1996. Dialogic accounted for 61% of total sales for the six months ending June 30, 1995. Royalty, development and license fees, which increased 43% over the six months ending June 30, 1995, were 38% of total revenues for the six months ending June 30, 1996. A one-time non-refundable fee charged to Brite Voice Systems for a license to use one of the Company's application patents accounted for approximately 21% of royalty, development and license fee revenues. Hardware sales, which decreased 38% over the six months ending June 30, 1995, were 56% of revenues in the six months ending June 30, 1996. This decrease is a result of the company's continued conversion from primarily a hardware/software supplier to become primarily a software supplier.

Cost of sales includes the cost of components and subcontracted manufacturing related to hardware products. Gross profit as a percent of sales increased from 67% in the six months ending June 30, 1995 to 80% in the comparable 1996 period as a result of the decrease in hardware sales and the increase in royalty, development and license fees.

Research and development expenses increased 18% from $1,234,000 in the six months ending June 30, 1995 to $1,459,000 in the six months ending June 30, 1996. This increase reflects costs associated with the retention and recruitment of highly qualified employees in research and product development.

Selling, general, and administrative expenses increased 8% from $1,629,000 in the six months ending June 30, 1995 to $1,764,000 in the six months ending June 30, 1996.

Net operating loss ("NOL") carryforwards expiring from 1996 to 2009 totaling approximately $14,799,000 were available as of June 30, 1996 to offset future periods taxable income. The Company has provided an allowance against its entire deferred tax asset relating primarily to NOL carry forward of approximately $5,032,000. Effective August 11, 1994, an ownership change as defined by the Internal Revenue Code Section 382 occurred. As a result of the change, the use of the Company's NOL in future years to approximately $1,355,000 annually. Federal income taxes and state franchise taxes based on income have been offset by net operating loss carryforwards thus far in 1996.

Three Months Ended June 30, 1996 vs. June 30, 1995

Sales decreased 38% from $2,781,000 during the second three months of 1995 to $1,719,000 during the second three months of 1996. Three customers, Dialogic, Brite Voice Systems and Periphonics, accounted for 38%, 32% and 20%, respectively, of total sales for the second three months of 1996. Dialogic accounted for 64% of total sales for the second three months of 1995. Royalty, development and license fees, which increased 40% over the second three months of 1995, were 44% of total revenues for the second three months of 1996. A one-time non-refundable fee charged to Brite Voice Systems for a license to use the Company's U.S. Patent No. 5,297,183 accounted for approximately 43% of royalty, development and license fee revenues. Hardware sales, which decreased 60% over the second three months of 1995, were 50% of revenues in the second three months of 1996. This decrease is a result of the company's continued conversion from primarily a hardware company to become primarily a software company.

Cost of sales includes the cost of components and subcontracted manufacturing related to hardware products. Gross profit as a percent of sales increased from 66% in the second three months of 1995 to 85% in the comparable 1996 period as a result of the decrease in hardware sales and the increase in royalty, development and license fees.

Research and development expenses increased 16% from $615,000 in the second three months of 1995 to $714,000 in the second three months of 1996. This increase reflects costs associated with the retention and recruitment of highly qualified employees in research and product development.

Selling, general, and administrative expenses increased 2% from $872,000 in the second three months of 1995 to $887,000 in the second three months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal cash requirements to date have been to fund working capital and capital expenditures in order to support its sales growth. Net working capital at June 30, 1996 was $17,144,000. In the past, the Company's working capital needs were financed primarily through cash flow from operations and proceeds from the exercise of stock options. A stock offering was completed during the first quarter of 1996 that provided net proceeds of $14,430,000 to the Company.

At June 30, 1996, the Company held $16,365,000 in cash and cash equivalents. Cash and cash equivalents are invested in institutional cash investment accounts with preservation of capital being the primary consideration. All investments currently have overnight liquidity. Historically, the Company's primary source of liquidity has been the timely collection of its accounts receivable. The average days sales in accounts receivable was 81 days as of June 30, 1996.

The Company's inventory as of June 30, 1996 was $493,000 and primarily consists of the Company's Personal Voice Dialer. The Personal Voice Dialer is being sold through catalogues and other direct marketing avenues that require the Company to carry sufficient inventory to fill orders in a relatively short period of time.

The Company's debt at June 30, 1996 consisted of a convertible promissory note due to Dialogic on January 1, 1997. Dialogic converted accrued interest on its note to Common Stock during 1995 and 1996.

The Company's capital expenditures were $294,000 for the six months ended June 30, 1996. The expenditures were primarily for a new telephone/voice mail system, office furniture and computer equipment.

VCS believes that its existing sources of liquidity, funds generated by operations and the funds received from the stock offering will be sufficient to provide the capital resources necessary to support increased operating needs and finance continued growth in the foreseeable future.

PART II -  OTHER INFORMATION

            ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            (a)    The annual meeting of stockholders was held May 6, 1996.

            (b) The directors of the Company were re-elected to serve until the next annual meeting of stockholders.

            (c) The stockholders approved an amendment to the Company's 1992 Stock Option Plan which increased the number of shares reserved for issuance under the plan from 600,000 to 900,000. 5,464,043 votes were cast for the amendment, 493,244 were cast against the amendment and 43,442 abstained. The stockholders also approved the appointment of BDO Seidman to serve as independent auditors of the Company for 1996. 6,075,565 votes were cast for, 9,714 votes were cast against with 48,401 abstaining.


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



                               VOICE CONTROL SYSTEMS, INC.




Dated:  August 12, 1996        By:  /s/ Peter J. Foster
                                    -------------------
                                     Peter J. Foster
                                     Chief Executive Officer and President

                                     /s/ Kim S. Terry
                                     ----------------
                                     Kim S. Terry
                                     Principal Financial and Accounting Officer

                                 Exhibit Index

Exhibit
Number                    Description
- ------                    -----------
27                        Financial Data Schedule
