Form 10-Q
period 1996-09-30
VOICE CONTROL SYSTEMS INC /DE/
filed 1996-11-14
CIK 350899

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            -----------------------

                                  FORM 10-QSB


                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                      -----------------------------------


  Quarter Ended September 30, 1996                  Commission File No. 0-10385



                          VOICE CONTROL SYSTEMS, INC.
                 (Name of small business issuer in its charter)

              DELAWARE                                  75-1707970
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

         14140 MIDWAY ROAD
        DALLAS, TEXAS  75244                            (972) 726-1200
   (Address of principal executive                  (Registrant's telephone
              offices)                           number, including area code)



                    -------------------------------------

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

       7,187,120 SHARES of Common Stock, $.01 par value outstanding at
                             September 30, 1996.

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

                                                     VOICE CONTROL SYSTEMS, INC.

                                                                   BALANCE SHEET
                                                                     (UNAUDITED)
================================================================================


                                    ASSETS
                                                               September 30,
                                                                   1996
                                                                ------------
CURRENT ASSETS:
    Cash and cash equivalents                                   $ 15,618,952
    Accounts receivable (net of $55,000 allowance
       for doubtful accounts) (Note 6)                             3,207,106
    Inventory                                                        518,858
    Prepaid expenses                                                  70,554
                                                                ------------

             TOTAL CURRENT ASSETS                                 19,415,470

NET PROPERTY AND EQUIPMENT                                           756,558

OTHER ASSETS                                                         160,724
                                                                ------------

                                                                $ 20,332,752
                                                                ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT:
    Accounts payable and accrued expenses (Note 4)              $    359,451
    Deferred revenue                                                 250,228
    Convertible note                                               1,165,878
                                                                ------------

             TOTAL CURRENT LIABILITIES                             1,775,557

LONG TERM DEBT                                                          --
                                                                ------------

             TOTAL LIABILITIES                                     1,775,557
                                                                ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock; $1.00 par value; 300,000 shares authorized
         none issued and outstanding                                    --
    Common stock, $.01 par value:  20,000,000 shares
         authorized; 7,187,120 issued and outstanding                 71,871
    Paid-in capital                                               25,671,405
    Receivable from shareholders                                     (44,068)
    Deficit                                                       (7,142,013)
                                                                ------------

             TOTAL STOCKHOLDERS' EQUITY                           18,557,195
                                                                ------------

                                                                $ 20,332,752
                                                                ============


                                                     VOICE CONTROL SYSTEMS, INC.

                                                        STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)
================================================================================


                                                     Three Months                         Nine months
                                                 Ended September 30,                   Ended September 30,
                                                1996             1995                 1996             1995
                                            ----------------------------         ------------------------------
SALES (NOTE 6)                              $ 2,404,449        2,893,771            6,448,786         7,811,825

COST OF SALES                                   333,801        1,016,678            1,125,327         2,626,239
                                            -----------      -----------         ------------       -----------

GROSS PROFIT                                  2,070,648        1,877,093            5,323,459         5,185,586

COSTS AND EXPENSES:
Research and development                        758,755          644,735            2,217,641         1,878,759
Selling, general and administrative           1,021,905          889,999            2,780,863         2,530,841
Other interest expense (Income), net           (198,405)          (8,422)            (473,635)          (24,279)
Interest, to affiliates                          30,016           33,730               89,645           109,730
                                            -----------      -----------         ------------       -----------

TOTAL COSTS AND EXPENSES                      1,612,271        1,560,042            4,614,514         4,495,051
                                            -----------      -----------         ------------       -----------

NET INCOME BEFORE TAXES                         458,377          317,051              708,945           690,535

INCOME TAXES (NOTE 5)                            11,000           10,000               14,000            10,000
                                            -----------      -----------         ------------       -----------

NET INCOME                                  $   447,377      $   307,051         $    694,945       $   680,535
                                            ===========      ===========         ============       ===========
NET INCOME PER SHARE:
Primary                                     $      0.05      $      0.05         $       0.08       $      0.11
                                            ===========      ===========         ============       ===========
Fully diluted                               $      0.05      $      0.05         $       0.08       $      0.10
                                            ===========      ===========         ============       ===========

WEIGHTED AVERAGE OUTSTANDING SHARES:

Primary                                       9,178,674        6,693,083            8,917,972         6,492,903
                                            ===========      ===========         ============       ===========
Fully diluted                                 9,178,674        6,803,800            8,917,972         6,754,263
                                            ===========      ===========         ============       ===========


                 See accompanying notes to financial statements

                                                     VOICE CONTROL SYSTEMS, INC.

                                                        STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)
================================================================================




                                                                     Nine months Ended September 30,
                                                                   ----------------------------------
                                                                        1996                 1995
                                                                   ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                     $     694,945          $   680,535
    Adjustments to reconcile net income to net
         cash used in operating activities:
             Depreciation and amortization                               147,450              156,205
             Changes in operating assets and liabilities:
                 Accounts receivable                                  (2,162,806)            (554,955)
                 Inventory                                               294,310             (358,304)
                 Prepaid expenses                                         30,771             (116,379)
                 Other assets                                            (56,582)               2,408
                 Accounts payable and accrued expenses                   138,223               41,216
                 Deferred revenue                                        (16,844)             253,688
                                                                   -------------          -----------

Net cash provided by (used in) operating activities                     (930,531)             104,414
                                                                   -------------          -----------

NET CASH USED IN INVESTING ACTIVITIES:
    Capital expenditures                                                (386,663)            (137,206)
                                                                   -------------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of principal on notes payable                               (1,982)            (114,694)
    Proceeds from sale of assets                                             --               150,200
    Proceeds from note receivable                                         35,627                  --
    Net proceeds from common stock issuance (Note 3)                  14,429,946                  --
    Proceeds from exercise of stock options                              213,657              399,983
                                                                   -------------          -----------

Net cash provided by financing activities                             14,677,248              435,489
                                                                   -------------          -----------

Net increase in cash and cash equivalents                             13,360,052              402,497

Cash and cash equivalents at beginning of year                         2,258,900            1,075,527
                                                                   -------------          -----------

Cash and cash equivalents at September 30                            $15,618,952          $ 1,478,024
                                                                   =============          ===========
Supplemental disclosures of cash flow information
         Interest paid                                             $       2,220          $    19,092
                                                                   =============          ===========





                 See accompanying notes to financial statements

                                                     VOICE CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
================================================================================


1.       BUSINESS

         Voice Control Systems, Inc. (the "Company" or "VCS") engages in the design of voice recognition systems that allow for the voice control of electronic machines and/or devices. Operating results for the nine months ending September 30, 1996 are not necessarily indicative of the expected results for the year. The unaudited financial statements include all adjustments, consisting primarily of normal recurring accruals, which management considers necessary for a fair presentation of such information.

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

4.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following at September 30, 1996:

       Accounts payable                              $ 188,156
       Accrued expenses                                171,295
                                                     ---------
                                                     $ 359,451
                                                     =========

                                                     VOICE CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
================================================================================

5.       INCOME TAXES

         Net operating loss ("NOL") carry forwards expiring from 1996 to 2009 totaling approximately $14,352,000 are available at September 30, 1996 to offset future periods taxable income. Effective as of August 11, 1994 an ownership change as defined by the Internal Revenue Code Section 382 occurred. As a result of the change, the use of the Company's NOL in future years is limited to approximately $1,355,000 annually.

         The following reconciles income tax expense at the federal statutory rate to the actual tax expense for the nine months ended September 30:

                                                                    1996                 1995
                                                               -------------          -----------
  Income taxes at the statutory rate                           $     240,000          $   235,000
  State taxes based on income                                         32,000               31,000
  Effect on taxes resulting from:
      Utilization of NOL carry forwards                             (272,000)            (266,000)
      Federal Alternative Minimum Taxes                               14,000               10,000
                                                               -------------          -----------
                                                               $      14,000          $    10,000
                                                               =============          ===========


         The Company has provided an allowance for its entire deferred tax asset, relating primarily to NOL carry forwards of approximately $4,880,000 as its realization is dependent upon future generation of taxable income. Until such realization can be reasonably determined, management will continue to provide an allowance for the entire deferred tax asset.


6.       MAJOR CUSTOMERS

         Four customers accounted for 36%, 21%, 11% and 11% of total sales revenue for the nine months ended September 30, 1996. Two customers accounted for 60% and 10% of total sales revenue for the nine months ended September 30, 1995.

         The Company's largest customer is also the holder of its short term convertible debt. During the nine months ended September 30, 1996, the Company converted the interest on its convertible note to 131,903 shares of stock at a conversion rate of $0.9188. Accounts receivable from the largest customer was 6% of the total receivable balance at September 30, 1996.

                                                     VOICE CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
================================================================================


7.       MERGER

         Voice Control Systems and Voice Processing Corporation, a private company, entered into an agreement to merge in June of 1996. The merger was approved by the shareholders in October of 1996. Each share of Voice Processing Corporation's stock, on a fully diluted basis, will be exchanged for .87091 shares of Voice Control Systems' stock in a transaction accounted for as a pooling of interest.

         The following summarized unaudited pro forma results of operations for the three and nine months ended September 30, 1995 and 1996 assume the merger occurred as of the beginning of the respective periods. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on the dates indicated, or which may result in the future. The pro forma data gives effect to the merger under the pooling-of-interest method of accounting.

                                                     Three Months                         Nine months
                                                  Ended September 30,                 Ended September 30,
                                                1996              1995                1996            1995
                                            ----------------------------         -----------------------------
SALES                                       $ 4,078,730        4,797,932           10,854,414       11,498,557

NET INCOME (LOSS)                           $   153,214         (288,162)            (739,860)      (1,647,265)

NET INCOME (LOSS) PER SHARE:                $      0.01    $       (0.05)        $      (0.08)    $      (0.28)
                                            ===========    =============         ============     =============

WEIGHTED AVERAGE OUTSTANDING SHARES:         12,757,760        6,074,110            8,887,322        5,887,665
                                            ===========    =============         ============     =============


PART I - FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
            FINANCIAL CONDITION

RESULTS OF OPERATIONS

Nine months Ended September 30, 1996 vs. September 30, 1995

Sales decreased 17% from $7,812,000 during the nine months ending September 30, 1995 to $6,449,000 during the nine months ending September 30, 1996. Four customers, Dialogic, Periphonics, Brite Voice Systems and Intervoice, accounted for 36%, 21%, 11% and 11%, respectively, of total sales for the nine months ending September 30, 1996. Dialogic and Periphonics accounted for 60% and 10%, respectively, of total sales for the nine months ending September 30, 1995. Royalty, development and license fees, which increased 53% over the nine months ending September 30, 1995, were 38% of total revenues for the nine months ending September 30, 1996. Hardware sales, which decreased 39% over the nine months ending September 30, 1995, were 57% of revenues in the nine months ending September 30, 1996. This decrease is a result of the company's continued conversion from primarily a hardware/software supplier to become primarily a software supplier.

Cost of sales includes the cost of components and subcontracted manufacturing related to hardware products. Gross profit as a percent of sales increased from 66% in the nine months ending September 30, 1995 to 83% in the comparable 1996 period as a result of the decrease in hardware sales and the increase in royalty, development and license fees.

Research and development expenses increased 18% from $1,879,000 in the nine months ending September 30, 1995 to $2,218,000 in the nine months ending September 30, 1996. This increase reflects costs associated with the retention and recruitment of qualified employees in research and product development.

Selling, general, and administrative expenses increased 10% from $2,531,000 in the nine months ending September 30, 1995 to $2,780,000 in the nine months ending September 30, 1996.

Net operating loss ("NOL") carryforwards expiring from 1996 to 2009 totaling approximately $14,352,000 were available as of September 30, 1996 to offset future periods taxable income. The Company has provided an allowance against its entire deferred tax asset relating primarily to NOL carry forward of approximately $4,880,000. Effective August 11, 1994, an ownership change as defined by the Internal Revenue Code Section 382 occurred. As a result of the change, the use of the Company's NOL in future years to approximately $1,355,000 annually. Federal income taxes and state franchise taxes based on income have been offset by net operating loss carryforwards thus far in 1996.

Three Months Ended September 30, 1996 vs. September 30, 1995

Sales decreased 17% from $2,894,000 during the three months ending September 30, 1995 to $2,404,000 during the three months ending September 30, 1996. Three customers, Periphonics, Dialogic and Brite Voice Systems, accounted for 28%, 27% and 19%, respectively, of total sales for the three months ending September 30, 1996. Dialogic and Periphonics accounted for 58% and 15% of total sales, respectively, for the three months ending September 30, 1995. Royalty, development and license fees, which increased 87% over the three months ending September 30, 1995, were 38% of total revenues for the three months ending September 30, 1996. Hardware sales, which decreased 41% over the three months ending September 30, 1995, were 58% of revenues in the three months ending September 30, 1996. This decrease is a result of the company's continued conversion from primarily a hardware company to primarily a software company.


Cost of sales includes the cost of components and subcontracted manufacturing related to hardware products. Gross profit as a percent of sales increased from 65% in the three months ending September 30, 1995 to 86% in the comparable 1996 period as a result of the decrease in hardware sales and the increase in royalty, development and license fees.

Research and development expenses increased 18% from $645,000 in the three months ending September 30, 1995 to $759,000 in the three months ending September 30, 1996. This increase reflects costs associated with the retention and recruitment of qualified employees in research and product development.

Selling, general, and administrative expenses increased 15% from $890,000 in the three months ending September 30, 1995 to $1,022,000 in the three months ending September 30, 1996 primarily due to employee additions in the sales force and expenses related to registering trademarks.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal cash requirements to date have been to fund working capital and capital expenditures in order to support its sales growth. Net working capital at September 30, 1996 was $17,640,000. In the past, the Company's working capital needs were financed primarily through cash flow from operations and proceeds from the exercise of stock options. A stock offering was completed during the first quarter of 1996 that provided net proceeds of $14,430,000 to the Company.

At September 30, 1996, the Company held $15,619,000 in cash and cash equivalents. Cash and cash equivalents are invested in institutional cash investment accounts with preservation of capital being the primary consideration. All investments currently have overnight liquidity. Historically, the Company's primary source of liquidity has been the timely collection of its accounts receivable. The average days sales in accounts receivable was 136 days as of September 30, 1996.

The Company's inventory as of September 30, 1996 was $519,000 of which the largest component is the Company's Personal Voice Dialer. The Personal Voice Dialer is being sold through catalogues and other direct marketing avenues that require the Company to carry sufficient inventory to fill orders in a relatively short period of time.

The Company's debt at September 30, 1996 consisted of a convertible promissory note due to Dialogic on January 1, 1997. Dialogic converted accrued interest on its note to Common Stock during 1995 and 1996.

The Company's capital expenditures were $387,000 for the nine months ended September 30, 1996. The expenditures were primarily for a new telephone/voice mail system, leasehold improvements, office furniture and computer equipment.

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



                                       VOICE CONTROL SYSTEMS, INC.




Dated:  November 13, 1996              By:  /s/ Peter J. Foster
                                           ---------------------
                                           Peter J. Foster
                                           Chief Executive Officer and President

                                           /s/ Kim S. Terry
                                           ----------------
                                           Kim S. Terry
                                           Principal Financial and Accounting
                                           Officer

                                 Exhibit Index

Exhibit
-------
Number                    Description
------                    -----------
27                        Financial Data Schedule