Form 10KSB
period 1996-12-31
VOICE CONTROL SYSTEMS INC /DE/
filed 1997-03-28
CIK 350899

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

  X      Annual Report Pursuant to Section 13 or 15(d) of the  Securities
------   Exchange Act of 1934 for the fiscal year ended December 31, 1996.

         Transition  report  under  Section 13 or 15(d) of the  Securities
------   Exchange  Act of 1934 from the  transition period from _____ to _____

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

                          Issuer's telephone number,
                      including area code: (972) 726-1200

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year $13,577,421.

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 14, 1997, was $48,528,186.

The number of shares of the registrant's Common Stock outstanding as of March 14, 1997 was 11,088,490.

The following documents are incorporated by reference into this Annual Report on Form 10-KSB: Portions of the registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                          Index to Exhibits on Page 23

                               TABLE OF CONTENTS


ITEM                                                                     Page
----                                 PART I                              ----
1        DESCRIPTION OF BUSINESS

         General                                                           3

         Speech Recognition                                                3

         Software Development/OEM                                          4

         Strategy                                                          7

         Products and Services                                             7

         Technology Development                                           14

         Sales and Marketing                                              14

         Manufacturing                                                    16

         Competition                                                      16

         Patents                                                          16

         Employees                                                        16

2        DESCRIPTION OF PROPERTIES                                        17

3        LEGAL PROCEEDINGS                                                17

4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              17

                                    PART II

5        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Common Stock Prices                                              17

         Dividend Policy                                                  18

6        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Results of Operations

                  1996 vs 1995                                            19

                  1995 vs 1994                                            19

         Liquidity and Capital Resources                                  20

7        FINANCIAL STATEMENTS                                             20

8        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                              20

                                    PART III

9        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT       20

10       EXECUTIVE COMPENSATION                                           20

11       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT                                                   20

12       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   20

13       EXHIBITS AND REPORTS ON FORM 8-K                                 21



                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Voice Control Systems, Inc. ("VCS" or the "Company") was founded in September 1978 and was organized as a Texas corporation in May 1980. The Company reincorporated as a Delaware corporation in January 1981 under the name "Scott Instruments Corporation" ("Scott"). Effective August 11, 1994, VCS Industries, Inc., an Illinois corporation ("Industries"), merged into the Company whereupon the Company changed its name to Voice Control Systems, Inc. (the "Merger"). After the Merger, security holders of Industries owned, assuming the exercise of all outstanding rights to purchase Common Stock, 76% of the outstanding Common Stock of the Company and designees of Industries accounted for a majority of the Company's Board of Directors. The Merger was accounted for as a reverse acquisition. Effective November 4, 1996, Voice Processing Corporation, a Delaware corporation ("VPC") was merged with and into the Company and the separate corporate existence of VPC ceased. The transaction was accounted for as a pooling-of-interests, and therefore all financial information (except for stock prices) included herein is that of the Company and VPC.

VCS is a leading international supplier of speech recognition and related speech input technologies. The Company believes that it offers the widest selection of speech recognition and speaker verification products and vocabulary libraries. These products employ a proprietary phonetic approach to speech recognition developed by VCS over the past 18 years. VCS has a number of commercial firsts in applying its technology in commercial applications, including: (i) the first speaker-independent telephone speech recognizer PC board; (ii) the first speaker-independent cellular telephone voice dialer;
(iii) the first switch-based cellular voice dialer; (iv) the first alphabet recognizer; and (v) the first simultaneous speaker-independent speech recognizer and speaker verification system. VCS believes it is the leading provider of speech recognition technologies in telecommunications applications worldwide, with more than 2.5 million speech recognizers distributed in 30 countries, and plans to expand into other speech recognition markets.

The Company markets its technologies to systems integrators and OEMs in telecommunications, desktop computing and consumer electronics markets. VCS technology has been successfully sold into many applications around the world, including telephone network automation (1-800-COLLECT-U.S.), telephone banking (National Westminster Bank, Ltd.-United Kingdom), government services (Revenue Canada-Canada), computer multimedia sound boards (Creative Labs-U.S.), travel information access systems (Lufthansa-Germany), network-based cellular telephone voice dialing (AT&T Wireless Services' VoiceTouch) and automotive-based cellular voice dialing (Mercedes-Benz-U.S.). Many of the leading equipment manufacturers and systems integrators in their respective industries incorporate the Company's technology into their products, including Dialogic, Natural MicroSystems, InterVoice, Brite Voice Systems, Periphonics, OKI Telecom, Hughes Network Systems, Creative Labs, and OKI Semiconductor. VCS believes that, with its broad product offerings, extensive experience and established distribution channels, it is well positioned to participate in the projected growth of the speech recognition industry.

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

VCS views the four vertical layers of market distribution as: (i) licensing,
(ii) component sales, (iii) system sales and (iv) solution sales. Licensing involves providing a core speech recognizer and any associated vocabulary reference tables in software. Component sales involve selling the basic speech recognizer embedded in component level hardware such as a semiconductor or a printed circuit board. System sales consists of selling finished products which use the recognition technology, and solution sales consists of selling speech recognition solutions using integrated speech recognition systems.

VCS distributes its products and services primarily through licensing and component sales. Its Ready Receptionist product is its only system sale. See "--Products and Services." Based upon the Company's practical experience as a leader in developing and commercializing speech recognition technology in the telecommunications market and the quality and diversity of its current technology, the Company believes that it is well positioned to continue to participate in the growth of speech recognition in the telecommunications market while expanding its initial penetration in the desktop computing and consumer electronic markets.

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

VCS first began commercial delivery of speech recognition in 1986. Since then the Company's technology has been or is being integrated in many systems and products including:


     Systems Integrators/OEMs                   Typical Applications                Illustrative End Users/Products
     ------------------------                   --------------------                -------------------------------

Active Voice                          Voice mail                                0Distributors to small and medium businesses

Apex Voice Communication, Inc.        Virtual telephone network messaging       Telephone companies in developing nations
                                      system

Applied Voice Technology              Unified messaging on CTI platforms        Small and medium businesses

Aspect Telecommunications             ACD interactive voice response platform   Large business (banks, financial, travel)
                                                                                for call centers

Atlas Telecom                         Voice mail and voice dialing              Central office voice messaging

Boston Technology                     Voice mail and voice messaging            Medium and large businesses

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

Centigram                             Voice mail and voice messaging            US telephone companies and international
                                                                                PTTs

CCS                                   Interactive voice response                Banks, financial institutions, healthcare
                                                                                organizations

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

Edify Corporation                     Application generation software for IVR   Large business call centers, banking,
                                                                                financial and travel applications

Glenayre                              Messaging platform for paging, one        Wireline and wireless telecom providers
                                      number, and voice mail

Hammer Technologies                   Testing platform                          Voice mail, voice messaging, voice
                                                                                dialing, interactive voice response

Hewlett Packard                       Enhanced services platform                Information service providers

Hughes Network Systems                Cellular, PCS and SMR voice-activated     Automobile manufacturers, cellular
                                      telephones                                equipment retailers and wireless telephone
                                                                                service providers:  1997 General Motors
                                                                                Cadillac

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

Intellivoice Communications           Wireless network-based voice dialing,     Telephone companies and cellular and PCS
                                      telephone network voice processing        service providers:
                                      systems                                       Bell Atlantic Nynex Easy Dial

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

Natural MicroSystems                  Call processing components for            Voice mail, voice messaging, IVR system
                                      computer telephone, voice processing      providers for wireline and wireless
                                      and telecommunications                    communications

Octel Communications                  Voice mail platform                       Medium-large businesses and institutions,
                                                                                information service providers, telephone
                                                                                companies and wireless providers

OKI Semiconductor                     Speech recognition chip                   Manufacturers in the automotive, consumer
                                                                                electronics and computer industries:
                                                                                     MSM 6679 VRP



Systems Integrators/OEMs                   Typical Applications                Illustrative End Users/Products
------------------------                   --------------------                -------------------------------
OKI Telecom                           Voice-activated wireless                 Automobile manufacturers, cellular
                                      telephones                               equipment retailers and wireless
                                                                                telephone service providers:
                                                                                    Mercedes-Benz 500 and 600 series

Periphonics Corporation               Interactive voice response systems        Banks, financial institutions,
                                      and intelligent peripherals               information service providers, telephone
                                                                                companies, airlines and travel related
                                                                                companies:

Precision Systems, Inc.               Telephone messaging systems,              Telephone companies, call center
                                      telephone network-based voice             operators, and wireless service providers:
                                      processing systems and call center            "Atlas" Personal Telecommunications
                                      automation                                    Assistant


Priority Call Management              Enhanced services platform for            Information service providers
                                      debit card, one number and voice
                                      activated dialing

Siemens, AG                           Voice activation in telephone             Telephone companies worldwide
                                      network switching systems

Syntellect.                           Pay-per-view automated order entry        Cable television companies and
                                                                                subscription television companies

Technically Speaking                  Application generator tools for           System providers
   (Brooktrout)                       interactive voice response applications



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

Develop end user products

The Company has recently introduced a speech recognition-based auto attendant system marketed indirectly, through telephone equipment distributors, to the end user. Historically, the Company sold technology principally for integration by systems integrators and OEMs into their products.

Expand its international presence

The Company's marketing and product strategy is to continue to develop its products for use internationally. VCS currently has discrete digit and control word vocabularies for telecommunications applications in 51 languages and dialects.

PRODUCTS AND SERVICES

Core Technology Products

All VCS speech technology products are based upon VCS's proprietary speech technology developed over the last 18 years and refined by VCS's field experience gained by helping its customers implement speech recognition. Speech input is typically the most natural and efficient means of human communication. With the increase in the power of personal computers, low-cost digital signal processors ("DSPs") and microprocessors ("chips"), manufacturers of business and consumer products have begun to use human speech as an interface to their products.

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

For the most demanding speaker-independent applications, including digit vocabularies for telecommunications or cellular automotive vocabularies, VCS collects many speech samples in the environment and language of the targeted application. These speech samples are processed in the laboratory to develop the specific vocabulary reference tables. The Company believes this methodology permits a higher degree of accuracy than alternative methods of vocabulary development. Because customers usually cannot create vocabulary words themselves, VCS has processed discrete vocabularies in 51 languages, alphanumeric vocabularies in 18 languages, and continuous vocabularies in 18 languages. For applications requiring custom speaker-independent vocabularies, VCS offers a vocabulary development service program. In the last two years, VCS has processed several hundred custom vocabularies in connection with this program. The Company's Word Builder tool allows users to select and create speaker-independent vocabularies using its phonetic dictionary technology. VCS has collected British English, German, and U.S. English for use with Word Builder. See "--Enhanced Technologies."

                     TELECOMMUNICATIONS LANGUAGES PROCESSED

          Discrete Digits & Control Words                          Alphanumeric                 Continuous
-------------------------------------------------           ---------------------------    ---------------
Afrikaans                  Hong Kong English                Australian English             Australian English
Argentine Spanish          Hungarian                        British English                Brazilian Portuguese
Australian English         Italian                          Canadian English               British English
Austrian German            Japanese                         Canadian French                Canadian English
Belgian French             Korean                           Dutch                          Canadian French
Brazilian Portuguese       Malaysian                        European French                Cantonese
British English            Malaysian English                Finnish                        Castilian
Canadian Cantonese         Mandarin                         German                         Dutch
Canadian English           N. American Spanish              German Military Alphabet       European French
Canadian French            Norwegian                        Greek                          European Portuguese
Cantonese                  Polish                           Hebrew                         Finnish
Castilian                  Puerto Rican English             Hong Kong English              German
Catalan                    Puerto Rican Spanish             Italian                        Hong Kong English
Croatian                   Russian                          N. American Spanish            Mexican Spanish
Czech                      Singapore English                S. American Spanish            New Zealand English
Danish                     S. African English               Singapore English              N. American Spanish
Dutch                      S. American Spanish              U.S. English                   S. American Spanish
European French            Swedish                          U.S. Military Alphabet         U.S. English
European Portuguese        Swiss French
Finnish                    Swiss German
Flemish                    Swiss Italian                           Phonetic
German                     Thai                             ------------------------
Greek                      Turkish                          British English
Hebrew                     U.S. English                     German
Hindi                      Vietnamese                       U.S. English
Hong Kong Cantonese


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

The Company's speaker verification technology allows a system to verify that a user is who he claims to be. Because it has been designed to run on the same components as VCS's speech recognition technologies, no additional hardware is required to implement speaker verification in a recognizer that already employs the Company's technology.

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

   Core Technology                                Options and                                             Customer
 Application       Features               Enhanced Technologies        Operating Environment            Vocabularies
---------------------------------------------------------------------------------------------------------------------------
Telecommunications  SI, SD, SA, SV          User selectable triggering   DSP embedded recognizer   51 languages-- discrete
                    Continuous speech input Voice activation             DSP library recognizer      digits
                    Discrete speech input   Word spotting                Microprocessor            18 languages-- alphabet
                    HMM decision strategy   High rejection vocabularies  embedded recognizer       18 languages --
                    Phonetic "front-end"    Phonetic dictionary          Fixed point support         continuous
                    Vocabulary masking      Cut-thru (barge-in)          Floating point support    9 languages -- cellular
                    High accuracy in tele-  Large vocabulary             Supported processors:     3 languages -- phonetic(u)
                    phone environment         capability(u)                Texas Instruments
                    Multi-channel/high      Alphabet recognition           Intel
                    density                 Custom vocabulary              NEC
                    Software-based          development service            OKI
                                            Type-in vocab creation         Siemens(u)

---------------------------------------------------------------------------------------------------------------------------

Desktop             SI, SD, SA,             Voice activation             Microprocessor            51 languages -- CT
Computing           Discrete input          Low memory option            embedded recognizer         digits
                    Continuous input(u)     Custom vocabulary            DOS-based system          18 languages -- CT
                    SAPI interface(u)       development service          OS/2-based system           alphabet(u)
                    HMM decision strategy(u)Telephone or                 Supported processors:     18 languages --
                    OLE format software(u)  desktop speech input           Intel                     continuous(u)
                    Accurate in high noise  Alphabet recognition           OKI                     PC control library
                    "Close talk" or "far                                   NEC
                    talk" microphone input

---------------------------------------------------------------------------------------------------------------------------

Consumer/           SI, SD, SA, SV          Alphabet recognition         DSP embedded recognizer   51 languages -- CT
Automotive          Discrete speech input   Voice activation             DSP library recognizer      discrete digits(u)
                    "Close talk" or "far    SI & SD operation            Microprocessor            18 languages -- CT
                    talk" microphone input  Celldial interface           embedded recognizer         alphabet(u)
                    Accurate in high noise  Custom vocabulary            Fixed point support       7 languages --
                    Low memory required     development service          Floating point support      automotive
                    Phonetic "front-end"                                 Supported processors:     PC control library
                    Low "horsepower"                                       Texas Instruments       military alphabet library
                    processor required                                     Intel                   machine control library
                                                                           NEC
                                                                           OKI
---------------------------------------------------------------------------------------------------------------------------

SI -- speaker-independent  SD -- speaker-dependent   SA -- speaker-adaptive
SV -- speaker verification  u-- under development    CT -- computer telephony


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

Natural language refers to the capability of speaking digits combined with other key numeric words, such as "hundred" or "thousand," in a continuous manner. Speech recognition technology available today requires that the user speak digits in a more structured manner. For example, a number such as 2400 must be spoken either discretely or continuously as "two-four-oh-oh." Natural language technology permits the user to say "twenty-four hundred" or "two thousand four hundred" as well. The Company currently has beta versions of vocabularies to enable natural language input available in U.S. English.

Phonetic dictionary technology is another advanced feature being requested by experienced systems integrators. Using a "phonetic dictionary," a word can be entered into a speaker-independent system by selecting and linking "phonemes" (i.e., individual units of sound) from a "dictionary" rather than sampling hundreds of people speaking the word. In order to develop its phonetic dictionary technology, the Company must collect thousands of samples of phonetically rich speech in each language. These samples are processed into a phonetic dictionary of all the sounds (phonemes) in a language. This technology will enable a wider distribution of speech recognition in new applications that require larger vocabularies of custom or semi-custom words, such as product names or proper names. This technology will be particularly useful in applications where the list of vocabulary words changes regularly, such as employee names in a voice mail/auto attendant system. PhoneticVR(TM), a 1000-word recognizer using phonetic dictionary technology is currently available in beta form from the Company in U.S. English, UK English and German with commercial availability of these and other languages expected in 1997.

To support "type-in" phonetic dictionary implementations, the Company developed Word Builder, a tool which allows users to easily create new speaker-independent vocabularies. WordBuilder(TM) automatically translates typed input into one or more phonetic transcriptions of the different ways a word is pronounced. An application developer can select and test the appropriate phonetic transcriptions of the typed word through a unique speech-driven process. WordBuilder is currently available in U.S. English with additional languages planned for 1997.

Large speech recognition vocabularies, in excess of 2,000 active words, are becoming increasingly feasible due to technology advancements, such as phonetic dictionary. The Company has demonstrated PhoneticVX (TM), a speaker-independent speech recognition capability for 10,000+ words and its objective is to make PhoneticVX commercially available during 1997.

Conversational speech recognition is a sophisticated implementation of the speech recognition products described above, combined with additional application software. Context and grammar rules, which take advantage of knowledge of a specific application, are implemented in a software layer above the core recognizer, which aids and guides the recognition process. Today, conversational speech systems require extremely expensive hardware to operate and are inherently inflexible and difficult to maintain in changing application environments. However, the Company believes conversational speech recognition has great potential for being the most accepted technology for automated information systems. VCS has announced that during 1997 it will offer a variety of Conversational SpeechBlocks(TM) designed to aid in building applications by reducing the new application code necessary for significant portions of speech recognition applications. Often referred to as middleware, Conversational SpeechBlocks are intended to be easy-to-use software modules for building applications that include vocabularies, grammars, and conversational flow logic.

Telecommunications Products

VCS licenses software and sells several speech recognizer hardware products for use in telecommunications environments. VCS speech recognition boards provide the hardware and software necessary to permit speech recognition and speaker verification in telecommunications systems. These boards will operate the Company's speaker-independent and speaker-dependent speech recognition technologies to provide reliable speech recognition over local and long distance telephone lines. The boards may be used in analog or digital environments and in a variety of applications, including customer service, voice mail, home banking, audiotext, order processing, telemarketing and telephone company operator services. They are designed for easy incorporation into most interactive voice processing systems to permit use of these systems from any touch-tone or rotary dial telephone. This is particularly important internationally where the touch-tone penetration rate is significantly lower than in the United States, making speech recognition an enabling factor for many international voice processing applications. In addition, the Company's latest technologies, including alphanumeric recognition, phonetic dictionary, and speaker verification, expand the range of opportunities for automation with voice processing systems.

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

The Company also offers its Voice Cut-Thru(TM) technology for use with its discrete, continuous and phonetic technologies. Voice Cut-Thru allows callers to override outgoing system prompts with voice commands. Recognition actually takes place during the prompting sequence. This is an advance from the previous VCS "voice-stop" technology in which the caller must stop the prompt by saying "stop" and then is required to speak the desired number or command.

Dialogic's Signal Computing System Architecture or "SCSA," is designed with an open DSP platform for speech recognition called Antares. Dialogic has licensed VCS speech recognition to sell with its Antares product. VCS developed a new line of software products, VCS Antares Software, for Dialogic to market under this license agreement. VCS customized its continuous and discrete speech recognition technology with Cut-Thru technology capabilities for this program. VCS Antares Software is currently commercially available in Windows NT, DOS, UNIX and OS/2 operating environments with additional operating systems under development. As a result of adopting an open architecture platform, the technology of the Company's competitors will be available as an alternative to VCS's technology in products incorporating the Antares product. However, VCS technology will be the only speech recognition technology available across Dialogic's entire product line. VCS believes this is a competitive advantage since it provides systems integrators a seamless product and programming interface across all Dialogic speech recognition products.

In February 1997, Dialogic introduced DM3(TM) mediastream resource architecture. The DM3 mediastream resource architecture is a set of specifications and core firmware modules that govern how new Dialogic computer telephony products are designed. Its features include graphical open development tools, widely adopted real time operating systems, DSP kernels, and reusable and mixable media processing software modules, such as VCS' speech recognition products. DM3 will allow VCS' broad family of speech recognition products to even more effectively meet the needs of customers, especially large telecommunications companies. VCS has been working with Dialogic during the development of the DM3 architecture to incorporate VCS speech recognition products. The Company does not expect to achieve wide deployment of its products in the DM3 product line until 1998.

During 1997, the Company plans to introduce Ready Receptionist(TM), a speech driven automated attendant. Ready Receptionist will answer incoming calls and route them to the proper extension by the spoken command of the caller. The system is also useful for routing internal office calls, eliminating the need to remember employee extensions and publish expensive internal directories. The Company plans to offer Ready Receptionist through PBX and key system distributors (interconnects). For those companies who want to incorporate the software features of Ready Receptionist into existing products, VCS will offer a Ready Receptionist SDK and consulting services.

Computer/Desktop Products

The Company sells a software recognizer capability based upon a proprietary application programming interface for software developers. This capability uses a custom made core recognizer incorporating a VCS-specified API. Because each project is custom developed, this offering provides software developers with the most flexibility in choosing any functionality from VCS's broad range of capabilities in speech technology.

VCS also supports Microsoft's standard for speech applications, SAPI, which will be implemented in Microsoft operating systems. The Company has developed a speech engine (i.e., a speech recognizer) that is SAPI compliant. This speech engine is marketed to software developers whose applications use speech recognition in Microsoft's Windows 95 and Windows NT operating systems. The speech recognition engine initially supports desktop and telephone speech input, making it suitable for both desktop and computer telephony applications. These applications might include any voice driven interactive software applications, such as interactive games, interactive learning software, interactive multimedia software, soft telephones (software with telephone capabilities in the PC), PC-based answering machines, PC-based voice dialers, voice accessed rolodex software, voice driven window and menu operation and voice driven access to communications software, such as that used to access the Internet.

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

The Company has developed a state-of-the-art speech recognizer incorporating VCS's speaker-independent and speaker-dependent speech recognition technologies for low cost applications. The Company currently markets this recognizer for both automotive and consumer electronics applications. The recognizer is used today in cellular telephone voice dialers sold as part of built-in car phones. Both the 1997 Cadillac and Mercedes-Benz line of automobiles are sold with these telephones as either standard or optional accessories. VCS also provides recognizers that enable voice control of non-critical automobile functions, such as seats, windshield wipers, windows, radios and mirrors. Using the Company's voice activation vocabulary provides for total "hands-free" operation of the target accessory thus increasing safety and convenience. To date, these recognizers have been implemented only in concept cars.

Historically, manufacturers have been required to use a chip set consisting of several single purpose chips in order to implement all of the necessary functions for speech recognition. In 1994, OKI Semiconductor introduced a new single chip speaker-independent speech recognition microcontroller, the MSM6679 Voice Recognition Processor ("VRP"), which incorporates VCS technology. This offers an integrated "one-chip" implementation for OEMs desiring to add speech recognition to their products. With the OKI Semiconductor VRP, the necessary functions for speech recognition are combined on a single chip, which should reduce cost. OKI Semiconductor is using its international distribution capabilities to market the VRP to systems developers and OEMs for development of applications using the VRP in the automotive, personal computer, telecommunications and consumer electronics industries. OKI Semiconductor plans to introduce a cost-reduced version of the VRP during 1997.

                              VCS PRODUCT SUMMARY

The following table sets forth certain summary information for certain of the Company's products.


                                                           Options and
Product Name/ Description         Features             Enhanced Technologies    Architecture           Vocabularies
---------------------------------------------------------------------------------------------------------------------------
VCS Antares                  Speaker-independent      Speaker-dependent      DOS, UNIX, OS/2,        51 languages --
Software(D)                  2 to 32 recognizers      Speaker-adaptive       NT                        discrete digits
                             2 to 8 recognizers/DSP   Speaker verification   SCSA interface          18 languages --
Speech recognition for        continuous              Word spotting          TI 320C31                 alphabet(u)
   Dialogic Antares SCSA     8 recognizers/DSP        Hi-rejection             firmware              8 languages --
   products                    discrete               Phonetic dictionary                              cellular
                             4 recognizers/DSP        Voice activation                               18 languages --
                               discrete w/cut-thru    Cut-thru                                         continuous
                             2 recognizers/DSP        Alphabet recognition
                               phonetic
---------------------------------------------------------------------------------------------------------------------------
VR/160p(D)                   Speaker-independent      Speaker-dependent      DOS, UNIX, OS/2         51 languages --
                             Discrete input           Speaker-adaptive       PEB interface             discrete digits
Speech recognition           Continuous input         Speaker verification   Single PC slot          18 languages --
   platform for Dialogic     Phonetic approach        Word spotting          TI 320C25 or               alphabet
   PEB products              2 to 16 recognizers      Hi-rejection           TI 320C31               8 languages -- cellular
                             Shared resource          Phonetic dictionary    daughtercard            18 languages --
                               switching              Voice activation                                 continuous
                             HMM decision strategy    Cut-thru
                                                      Alphabet recognition
---------------------------------------------------------------------------------------------------------------------------
PRL                          Speaker-independent      Alphabet recognition   TI 320C31               51 languages --
                             Discrete input           Custom vocabulary                                discrete digits
Portable speech recognition  Continuous input           development service                          18 languages --
library for implementation   Phonetic approach        Speaker-dependent                                 alphabet
in proprietary platforms     1 to N recognizers       Speaker-verification                            8 languages --
                                customer hardware     Voice activation                                 cellular
                                dependent
---------------------------------------------------------------------------------------------------------------------------
VRSoft(D)                    Speaker-independent       Speaker-dependent(u)     DOS, OS/2(u)             51 languages --
                             Discrete input           Speaker-adaptive(u)       Intel or equivalent PC  discrete digits
PC host processor-based      No additional            Alphabet recognition(u)   AEB interface           18 languages --
   low density Dialogic      hardware required                                                          alphabet(u)
   AEB speech recognizer     2 or 4 recognizers
                               per PC system
---------------------------------------------------------------------------------------------------------------------------
DVM2(c) and DVM4(s)              Speaker-independent      Speaker-dependent      1/4 PC board            51 languages --
                             2 recognizers/PCB        Speaker-adaptive         form-factor             discrete digits
Speech recognition             continuous             Speaker verification   Flexible VCS API        18 languages --
   hardware for proprietary  8 recognizers/PCB        Word spotting          Operating system          alphabet
   architecture voice          discrete               Hi-rejection             independent           8 languages --
   processing systems        4 recognizers/PCB        Phonetic dictionary                              cellular
                               discrete w/cut-thru    Voice activation(u)                             18 languages --
                             2 recognizers/PCB        Cut-thru                                         continuous
                               phonetic               Alphabet recognition
---------------------------------------------------------------------------------------------------------------------------
VPro-42, VPro-84             Speaker-independent      Speaker verification   DOS, OS/2, UNIX, NT     51 languages --
and VPro-88                  Speaker-dependent        Word spotting          ISA bus compliant         discrete digits(u)
                             4 to 8 recognizers/PCB   Alphabet recognition   PEB interface           18 languages --
Speech recognition           continuous and discrete  Cut-thru               MVIP interface            alphabet(u)
   platform for Dialogic                              Voice activation       TI 320C31               18 languages -
   PEB products and                                                                                    continuous(u)
   Natural MicroSystems
   MVIP products
---------------------------------------------------------------------------------------------------------------------------
OKI MSM 6679 VRP             Speaker-independent      VCS "phonetic"         Stand-alone speech      51 languages --(CT)
                             Speaker-dependent          front- end           recognition processor     discrete digits(u)
Single chip integrated       Speaker-adaptive         High noise accuracy    Meets SAE               18 languages -- (CT)
   speech recognition        Single chip operation(u)  Single chip package      specifications          alphabet(u)
   processor                 Discrete input           Low cost "on-board"    Parallel or serial      Machine control
                                                        25 word vocabulary     interface               library(u)
                                                      Modular 20 word                                PC control library
                                                        vocab. expansion                             7 languages --
                                                      Built-in OKI                                     automotive(u)
                                                      synthesizer control
                                                      Voice activation(u)
                                                      Alphabet recognition
---------------------------------------------------------------------------------------------------------------------------

 D -- Sold exclusively by Dialogic             PCB -- Printed Circuit Board
(u)-- under development                         CT -- computer telephony

TECHNOLOGY DEVELOPMENT

The Company believes that enhancements of and improvements to its existing technologies are critical to its future success. The Company has made substantial investments in research and development in each of the last two years. During 1996, the Company spent $6,006,000 (44% of revenues) on Company sponsored research and development. The Company spent $5,751,000 (36% of revenues) on Company sponsored research and development activities during 1995. Currently, the Company employs 23 full-time people in research and development and 36 people in product development, application engineering and customer support. Many of the research and development projects on which the Company works span more than one year.

The Company's technology development activities are directed at continued improvements to its existing core technologies, enhancements to these technologies and improved implementations of the technologies to reduce the cost of the hardware required for speech recognition. VCS is currently developing and commercializing new products, including a large vocabulary phonetic recognizer, improved word spotting technology, improved voice activation, natural language understanding and Conversational SpeechBlocks. In addition, the Company has active programs to develop new languages for its phonetic dictionary technology. The Company believes that the timely development and enhancement of its technologies is necessary to remain competitive in the industry. Delays or inabilities to develop new technology features, enhancements or products could have a material adverse effect on the Company's business, operating results and financial condition.

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

Telecommunications Market

VCS provides hardware and software speech recognition products to address the telecommunications market. For software products, the Company receives license fees or royalty payments based on the number of recognizers incorporated in the end user product. All of VCS's hardware products sold include a license for the software to enable speech recognition on the hardware purchased. VCS distributes its technology products for the telecommunications market either through OEM arrangements or through licensing arrangements with systems integrators. The Company sells telecommunications hardware and software products to Dialogic and Natural MicroSystems, which in turn sells to systems integrators who design and sell systems. These sales typically have a significant lead time between the initial sale and volume purchases by systems integrators due to the product development cycle required to develop applications that incorporate the Company's speech recognition technology products.

Computer/Desktop Markets

In computer and desktop applications, the Company generally licenses its technology to hardware manufacturers, such as Creative Labs and Micronics (Orchid Technology). The Company receives either a fixed fee or a royalty for each copy of the technology shipped with the integrated product.

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

Significant Customers

The Company's largest customers have historically been Dialogic and Periphonics. Sales of hardware to Periphonics are made pursuant to purchase orders, the form of which are updated from time to time. Sales of technology or products to Dialogic are generally made under agreements that do not obligate Dialogic to make purchases but set forth the terms under which purchases will be made.

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

The Company's technology is used by many customers in telecommunications, desktop and consumer electronics markets. A partial list of the Company's customers/integrators is as follows:


                               TELECOMMUNICATIONS

Active Voice                                   Enhanced Systems                         Octel Communications
AG Communication Systems                       Glenayre                                 Periphonics Corporation
Apex Voice Communication, Inc.                 Global Communications, Ltd.              Precision Systems, Inc.
Applied Voice Technology                       Group 2000                               Priority Call Management
Atlas Network Systems                          Hammer Technologies                      Siemens, AG
Aspect Telecommunications                      Hewlett Packard Company                  Stylus Innovation, Inc.
Brite Voice Systems, Inc.                      IBM Corporation                          Syntellect, Inc.
Centigram                                      Intellicall                              TALX Corporation
Comverse Technology, Inc.                      Intellivoice                             Telecorp Systems, Inc.
Dialogic Corporation                           InterVoice, Inc.                         Vicorp Interactive Systems, Inc.
Digital Equipment Corporation                  MicroLog Corporation                     VoiceTech Communications
Deutsche Telekom AG                            Natural MicroSystems                     Voicetek Corporation
Edify Corporation                              Nortel                                   West Interactive Corporation

                       CELLULAR AND CONSUMER ELECTRONICS

HighwayMaster Communications, Inc.           NEC (U.K.)                                 OKI Telecom
Hughes Network Systems                       OKI Semiconductor                          Pacific Communication Sciences,
                                                                                           Inc. (PCSI)

                                COMPUTER/DESKTOP

Auralog                                      Creative Labs                              Micronics Computers, Inc.
                                                                                           (Orchid Technology)

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

Competitors include entities engaged in a variety of businesses, including: computer and semiconductor manufacturers, such as Apple Computer, IBM and Toshiba; telecommunications and cellular equipment suppliers, such as AT&T, Motorola and Nortel; affiliates of foreign telephone companies, such as British Telecom, CNET, CSELT, Telefonica de Espana SA and Vocalis; system suppliers, such as Parlance, Dragon Systems, Marconi Speech and Information Systems, Microsoft and Texas Instruments; and pure speech recognition companies, such as Altech, Nuance Communications, Lernout & Hauspie Speech Products, Pure Speech, Inc., Speech Systems, Inc., and Verbex, Inc. Many of the Company's competitors are substantially larger than the Company, are well established and have greater financial, technical, marketing, service and operating resources than the Company. These competitors can be expected to continue to make substantial commitments to research and product development.

PATENTS

The Company does not apply for patents on its speech recognition techniques that it maintains as trade secrets because of the disclosure requirements in doing so. The Company holds ten patents relating to certain methods or systems by or in which speech recognition or speaker verification may be implemented. The issuance of a patent is not conclusive as to its validity or enforceability, nor does it prevent another party from designing around the claimed invention. Much of the Company's proprietary technology is implemented in software that is protected under copyright and trade secret law and subject to licensing agreements.

During 1995, the Company commenced litigation against a company it believes is infringing on a patent owned by the Company. See "Legal Proceedings."

EMPLOYEES

As of December 31, 1996, the Company had 101 employees, of which 23 are engaged in research and development, 36 in product development, application engineering and customer support, 22 in sales and marketing and 20 in finance, administration and information systems. In addition, the Company employs three people on a part-time basis to assist with speech data processing. All of the Company's employees sign agreements containing standard non-disclosure and invention assignment provisions. The Company's future success will depend on its ability to attract, train, retain and motivate highly qualified employees, who are in great demand. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company leases 20,581 square feet for its headquarters facility, pursuant to a lease that expires September 30, 2000, at 14140 Midway Road, Dallas, Texas 75244. The Company also leases 18,000 square feet of office space at One Main Street, Cambridge, Massachusetts. In addition, the Company leases an office in Waterlooville, Hampshire, England for use by sales and marketing personnel.

ITEM 3.  LEGAL PROCEEDINGS

On November 6, 1995, the Company filed a complaint in the U. S. District Court for the North District of Texas. VoiceTech Communications, Inc. of Elmhurst, Illinois was named as the defendant and is alleged to have infringed, directly, by inducement or by contribution, a Company patent titled "Speech Recognition System for Electronic Switches in a Cellular Telephone or Personal Communications Network." The Company is currently negotiating with VoiceTech Communications to settle the litigation and believes such settlement will occur in 1997.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   On October 29, 1996, the Company held a Special Meeting of Stockholders.

(c)   The Stockholders approved:

              1) The Agreement and Plan of Merger between Voice Control Systems, Inc. and Voice Processing Corporation by a vote of 3,773,654 for, 27,734 against and 21,665 abstaining.

              2) A proposal to adopt an amendment to the Company's 1992 Stock Option Plan to increase the number of shares reserved for issuance upon the exercise of options granted under the plan from 900,000 to 1,300,000 shares by a vote of 3,614,337 for,
                  179,468 against and 29,206 abstaining.


                                    PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK PRICES

Prior to February 14, 1996, VCS's Common Stock traded on the American Stock Exchange/Emerging Company Marketplace ("AMEX/ECM"), originally under the ticker symbol SIC.EC. On August 11, 1994, the Company's ticker symbol was changed to VPS.EC. In February 1996, the Company filed an application to delist from the American Stock Exchange with the Securities and Exchange Commission. Effective February 14, 1996, the Company's Common Stock began trading on The Nasdaq National Market under the symbol "VCSI,". The following table sets forth the quarterly high and low sales prices on the AMEX/ECM or on The Nasdaq National Market, as applicable, for the periods indicated.


FISCAL 1995:                     High            Low
------------                     ----            ---
1st Quarter                 $    3.69       $   2.81
2nd Quarter                      4.38           2.50
3rd Quarter                      5.75           2.69
4th Quarter                     12.50           5.31


FISCAL 1996:                     High            Low
------------                     ----            ---
1st Quarter                 $   14.00       $   7.00
2nd Quarter                     15.13           8.88
3rd Quarter                      9.25           5.00
4th Quarter                      9.50           5.63

As of March 14, 1997, there were 1,846 holders of record of outstanding Common Stock of the Company.

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

Recent Sales of Unregistered Securities

In January 1996, the Company's general counsel exercised a non-assignable option to purchase 4,897 shares of Common Stock for an aggregate purchase price of $7,500 in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1993, as amended (the "Securities Act").

In March and September, 1996, Dialogic Investment Corporation, a wholly owned subsidiary of Dialogic Corporation, converted $4,601 and $86,379, respectively, of accrued but unpaid interest on its convertible note into 5,008 and 94,013 shares, respectively, of the Company's Common Stock in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since its inception, the Company has focused on the development, commercialization and application of speech recognition technologies. The Company's principal sources of revenues are from: (i) sales of speech recognition hardware and software products to systems integrators and OEMs,
(ii) licensing of speech technology to system and product developers and (iii) providing specialized engineering services to systems integrators, principally to assist in the integration of the Company's technology into its customers' products and systems. Customers who choose to integrate the Company's speech recognition technologies into products usually pay a license fee for the right to integrate the technology and a per unit royalty for each speech recognizer incorporated into products. The Company introduced its commercial speech recognition hardware product for telecommunications applications in 1987. Today approximately 98% of the Company's sales are from the telecommunications market segment. A significant percentage of the Company's sales are made under agreements with major customers. See "Sales and Marketing."

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

RESULTS OF OPERATIONS

Comparison of Results for Fiscal Years Ended December 31, 1996 and 1995

Sales decreased 16% from $16,096,000 during 1995 to $13,577,000 during 1996.
Two customers, Dialogic and Periphonics, accounted for 25% and 12%, respectively, of total sales in 1996. One customer, Dialogic, accounted for 40% of total sales for 1995. Hardware sales, which decreased 27% from 1995, were 65% of revenues in 1996. The decrease in hardware sales accounted for 100% of the decrease in total sales. Virtually all of the decrease in hardware sales resulted from a decrease in telecommunications speech recognition board sales to Dialogic. This decrease is a result of the Company's continued conversion from primarily being a supplier of hardware/software to becoming primarily a supplier of software. Royalty, development and license fees, which increased 14% over 1995, were 31% of total sales for 1996. This increase resulted primarily from increased revenues from processing custom vocabularies for existing customers, as well as increased development revenue from several new and previous customers.

Cost of sales includes the cost of components and subcontracted manufacturing related to hardware products. Gross profit as a percent of sales increased from 69% in 1995 to 80% in 1996 as a result of the decrease in hardware sales and the increase in royalty, development and license fees.

Research and development expenses increased 4% from $5,751,000 in 1995 to $6,006,000 in 1996. This increase reflects costs associated with the retention and recruitment of qualified employees in research and product development.

Selling, general and administrative expenses decreased 2% from $6,981,000 in 1995 to $6,818,000 in 1996. Selling, general and administrative expenses as a percent of sales increased 7%, as a result of decreased sales during 1996.

Expenses related to the merger with VPC totaled approximately $1,377,000, with approximately $445,000 related to employee reductions and severance, $395,000 for investment banking fees, $229,000 for legal fees, $122,000 for accounting fees, $116,000 for the special meeting of stockholders, $44,000 for merger related travel, and $25,000 for SEC and NASDAQ fees.

The combined net operating loss (NOL) carryforwards of the merged Company expire from 1997 to 2011 and total approximately $24,800,000 as of December 31, 1996. The Company has provided an allowance against its entire deferred tax asset relating primarily to NOL carryforwards of approximately $8,432,000. Effective as of August 11, 1994, the Company had an ownership change as defined by Internal Revenue Code Section 382 (IRC 382). The effect of such change limited the use of the Company's NOL in future years to approximately $1,355,000 annually. In connection with the merger with VPC, VPC had an ownership change as defined by IRC 382. The effect of such change limits the use of VPC's NOL in future years to approximately $850,000 annually. On a combined basis, the NOL of the Company is limited in its use against future earnings, if any, to approximately $2,205,000 annually.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal cash requirements to date have been to fund working capital and capital expenditures in order to support its sales growth. Net working capital at December 31, 1996 and December 31, 1995 was $14,684,000 and $3,246,000, respectively. In the past, the Company's working capital needs were financed primarily through cash flow from operations and proceeds from the exercise of warrants and stock options. A stock offering was completed during the first quarter of 1996 that provided net proceeds of $14,408,000 to the Company.

At December 31, 1996 and 1995, the Company had $15,227,000 and $2,557,000,
respectively, in cash and cash equivalents. Cash and cash equivalents are invested in institutional cash investment accounts with preservation of capital being the primary consideration. All investments currently have overnight liquidity. Historically, the Company's primary source of liquidity has been the timely collection of its accounts receivable. The average days sales in accounts receivable were 63 days and 44 days at December 31, 1996 and 1995, respectively.

The Company's inventory as of December 31, 1996 and December 31, 1995 was $453,000 and $835,000, respectively. Inventory for non-telecom products decreased by $136,000 and $200,000 was reserved for obsolete inventory.

The Company's debt at December 31, 1996 consisted of a convertible promissory note due to Dialogic on January 1, 1997. Dialogic converted accrued interest on its note to Common Stock during 1996.

The Company's capital expenditures were $604,000 and $503,000 for the years ended December 31, 1996 and 1995, respectively. The Company has no specific commitments with regard to capital expenditures.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by this Item begin at page F-1 hereof.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The discussion under "Directors, Executive Officers, promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act" in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 10  EXECUTIVE COMPENSATION

The discussions under "Compensation of Directors" and "Executive Compensation" in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The discussion under "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The discussion under "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of the Annual Report on Form 10-KSB.

          1.    Financial Statements

                The financial statements filed as part of the Annual Report on Form 10-KSB are listed in the "Index to Financial Statements" on page F-1 hereof.

          2.    Exhibits

                The exhibits filed as part of the Annual Report on Form 10-KSB are listed in the "Index to Exhibits" on page 23 hereof.

          (b)   Reports on Form 8-K

                A report on Form 8-K was filed November 13, 1996 reporting the completion of the merger of Voice Control Systems, Inc. and Voice Processing Corporation pursuant to the Agreement and Plan of Merger.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         VOICE CONTROL SYSTEMS, INC.

Date:  March 27, 1997
                                         By:/s/Peter J. Foster
                                            ----------------------------------
                                         Peter J. Foster,
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                                                                              Date
----------                                                                              ----
/s/ John B. Torkelsen                                                                  March 27, 1997
---------------------------------------------
John B. Torkelsen
Chairman and Director


/s/ Peter J. Foster                                                                    March 27, 1997
---------------------------------------------
Peter J. Foster
President, Chief Executive Officer and Director


/s/ Kim S. Terry                                                                       March 27, 1997
---------------------------------------------
Kim S. Terry
Vice President Finance and Corporate Secretary
(Principal Financial and Accounting Officer)


/s/ Melvyn J. Goodman                                                                  March 27, 1997
---------------------------------------------
Melvyn J. Goodman
Director


/s/ John Lucas-Tooth                                                                   March 27, 1997
---------------------------------------------
John Lucas-Tooth
Director


/s/ Neal J. Robinson                                                                   March 27, 1997
---------------------------------------------
Neal J. Robinson
Director


                                                                                       March 27, 1997
---------------------------------------------
Merrill Solomon
Director


/s/ Stanley Westreich                                                                  March 27, 1997
---------------------------------------------
Stanley Westreich
Director



                          VOICE CONTROL SYSTEMS, INC.
                         INDEX TO FINANCIAL STATEMENTS
                                  ITEM 13 (a)



                                    CONTENTS

                                                                              Page
                                                                              ----
Independent Auditors Report                                                    F-2

Balance Sheet as of December 31, 1996                                          F-3

Statements of Operations for Each of the Two Years in the
  Period Ended December 31, 1996                                               F-4

Statements of Stockholders' Equity for Each of the Two Years
  in the Period Ended December 31, 1996                                        F-5

Statements of Cash Flows for Each of the Two Years in the
  Period Ended December 31, 1996                                               F-6

Notes to Financial Statements                                                  F-7


                          Independent Auditors' Report


The Board of Directors and Stockholders
Voice Control Systems, Inc.
Dallas, Texas


     We have audited the accompanying balance sheet of Voice Control Systems, Inc. as of December 31, 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements give retroactive effect to the merger of Voice Processing Corporation which has been accounted for as a pooling of interests as described in Note 2 to the financial statements. We did not audit the statements of operations, stockholders' equity and cash flows of Voice Processing Corporation for the year ended September 30, 1995. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Voice Processing Corporation for its year ended September 30, 1995, is based solely on the report of such other auditors.

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

     In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Voice Control Systems, Inc. as of December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.


                                                           /s/ BDO Seidman, LLP



February 22, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Voice Processing Corporation:

        We have audited the statements of operations, stockholders' equity and cash flows of Voice Processing Corporation (a Massachusetts corporation) for the year ended September 30, 1995. These financial statements, not included herein, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Voice Processing Corporation for the year ended September 30, 1995, in conformity with generally accepted accounting principles.


                                             /s/  ARTHUR ANDERSEN
                                             ----------------------------------
                                                  Arthur Andersen


Boston, Massachusetts
December 8, 1995 (except with respect
  to the matter discussed in Note 8, as
  to which the date is June 17, 1996)

                                                    VOICE CONTROL SYSTEMS, INC.

                                                                  BALANCE SHEET
                                                              DECEMBER 31, 1996
===============================================================================

                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                           $ 15,226,824
     Accounts receivable (net of allowance
        for doubtful accounts of $113,000                                   2,507,763
     Inventory (Note 4)                                                       452,678
     Prepaid expenses                                                          97,590
                                                                         ------------

              TOTAL CURRENT ASSETS                                         18,284,855

NET PROPERTY AND EQUIPMENT (NOTE 5)                                         1,467,762

OTHER ASSETS                                                                   51,853
                                                                         ------------
                                                                         $ 19,804,470
                                                                         ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT:
     Accounts payable and accrued expenses (Note 7)                      $  1,013,698
     Deferred revenue                                                       1,425,763
     Convertible note (Note 3)                                              1,161,799
                                                                         ------------

              TOTAL CURRENT LIABILITIES                                     3,601,260

LONG TERM DEBT (NOTE 3)                                                          --
                                                                         ------------

              TOTAL LIABILITIES                                             3,601,260
                                                                         ------------

COMMITMENTS AND CONTINGENCIES (NOTES 8 AND 10)

STOCKHOLDERS' EQUITY (NOTES 2, 3, 6 AND 12):
     Preferred stock; $1.00 par value; 300,000 shares authorized;                --
         none issued
     Common stock, $.01 par value:  20,000,000 shares
         authorized; 9,715,056 issued and outstanding shares                   97,151
     Paid-in capital                                                       35,781,937
     Receivable from shareholders                                            (118,755)
     Deficit                                                              (19,557,123)
                                                                         ------------

              TOTAL STOCKHOLDERS' EQUITY                                   16,203,210
                                                                         ------------

                                                                         $ 19,804,470
                                                                         ============


                 See accompanying notes to financial statements

                                                    VOICE CONTROL SYSTEMS, INC.

                                                       STATEMENTS OF OPERATIONS
===============================================================================

                                                     Year Ended December 31,
                                                     -----------------------
                                                      1996           1995
                                                      ----           ----
SALES (NOTE 11)                                   $ 13,577,420    $ 16,096,127

COST OF SALES                                        2,721,934       4,980,278
                                                  ------------    ------------

     GROSS PROFIT                                   10,855,486      11,115,849

COSTS AND EXPENSES:

     OPERATING EXPENSES:
     Research and development                        6,005,644       5,751,220
     Selling, general and administrative             6,817,599       6,980,704
     Merger costs                                    1,376,533            --
                                                  ------------    ------------
              TOTAL OPERATING EXPENSES              14,199,776      12,731,924

     OTHER EXPENSES (INCOME):
     Interest expense (Income), net                   (669,378)        (64,409)
     Interest, to affiliates (Notes 3 and 6)           119,661         141,428
                                                  ------------    ------------
         TOTAL OTHER EXPENSES (INCOME)                (549,717)         77,019

              TOTAL COSTS AND EXPENSES              13,650,059      12,808,943
                                                  ------------    ------------

NET LOSS BEFORE TAXES                               (2,794,573)     (1,693,094)
                                                  ------------    ------------

INCOME TAXES (NOTE 9)                                     --            11,000
                                                  ------------    ------------

NET LOSS                                          $ (2,794,573)   $ (1,704,094)
                                                  ============    ============

NET LOSS PER SHARE:                               $      (0.34)   $      (0.32)
                                                  ============    ============

WEIGHTED AVERAGE OUTSTANDING SHARES:                 8,274,984       5,255,400
                                                  ============    ============




                 See accompanying notes to financial statements

                                                     VOICE CONTROL SYSTEMS, INC.

                                              STATEMENTS OF STOCKHOLDERS' EQUITY
================================================================================


                                                                                          NOTE
                                                                                        RECEIVABLE
                                PREFERRED STOCK        COMMON STOCK       PAID-IN         FROM
                               STOCK     DOLLARS    STOCK      DOLLARS    CAPITAL      STOCKHOLDERS     DEFICIT      TOTAL
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, January 1, 1995       629,270   $6,293     5,093,340    $50,934  $18,348,897    $(144,381)   $(15,058,456)   $3,203,287

Issuance of 50,633
     shares in exchange for
     Convertible Debt and
     accrued interest                                 185,360      1,854      321,933                                    323,787

Sale of Series A preferred     251,708    2,517                               997,483                                  1,000,000

Exercised Options and
     Warrants                                         322,248      3,222      783,691      (10,000)                      776,913

Net Loss                            --       --            --         --          --          --        (1,704,094)   (1,704,094)
                              --------   -------    ---------    -------  -----------   ----------    -------------  -----------

BALANCE, December 31, 1995     880,978    8,810     5,600,948     56,010   20,452,004     (154,381)    (16,762,550)    3,599,893

Issuance of shares in exchange
 for accrued interest (Note 3)                        131,903      1,319      119,874                                    121,193

Exercised Options and
     Warrants                                       1,262,962     12,630    1,282,180                                  1,294,810

Collection of note receivable
     from Stockholder                                                                       35,626                        35,626

Issuance of shares in
     exchange for Convertible
     Debt (Notes 2 and 3)                             348,363      3,483      496,517                                    500,000

Issuance of shares in
     public offering                                1,489,902     14,899   13,431,362                                 13,446,261

Conversion of Series A
     preferred to common
     stock (Note 2)           (880,978)  (8,810)      880,978      8,810                                                   --

Net Loss                            --       --            --         --          --          --        (2,794,573)   (2,794,573)
                              --------   -------    ---------    -------  -----------   ----------    -------------  -----------
BALANCE, December 31, 1996          --       --     9,715,056    $97,151  $35,781,937    $(118,755)   $(19,557,123)  $16,203,210
                              ========   =======    =========    =======  ===========    ==========   =============  ===========


                 See accompanying notes to financial statements

                                                    VOICE CONTROL SYSTEMS, INC.

                                                       STATEMENTS OF CASH FLOWS
===============================================================================


                                                                   Year Ended December 31,
                                                                ----------------------------
                                                                     1996            1995
                                                                ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                   $ (2,794,573)   $ (1,704,094)
     Adjustments to reconcile net loss to
         net cash provided by operating activities:
              Depreciation and amortization                          460,962         434,803
              Provision for bad debts                                125,122          51,725
              Changes in operating assets and liabilities:
                  Accounts receivable                               (654,797)       (306,514)
                  Other assets                                       143,587         (31,669)
                  Prepaid expenses                                    27,750         (37,739)
                  Inventory                                          382,338        (411,437)
                  Accounts payable and accrued expenses              193,832         279,180
                  Deferred revenue                                   109,852         172,252
                                                                ------------    ------------

NET CASH USED IN OPERATING ACTIVITIES                             (2,005,927)     (1,553,493)
                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                           (600,663)       (497,177)
     Proceeds from sale of building                                     --           150,000
                                                                ------------    ------------

NET CASH USED IN INVESTING ACTIVITIES                               (600,663)       (347,177)
                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments under capital lease
         obligations and notes payable                                  --          (121,665)
     Proceeds from notes payable                                     500,000       1,000,000
     Proceeds from repayment of stockholder loan                      35,626            --
     Proceeds from sale of series A preferred stock                     --         1,000,000
     Proceeds from issuance of common stock                       13,446,261            --
     Proceeds from exercise of stock options                       1,294,810         776,913
                                                                ------------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         15,276,697       2,655,248
                                                                ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         12,670,107         754,578

CASH AND CASH EQUIVALENTS at beginning of year                     2,556,717       1,802,139
                                                                ------------    ------------

CASH AND CASH EQUIVALENTS at end of year                        $ 15,226,824    $  2,556,717
                                                                ============    ============

SUPPLEMENTAL CASH FLOWS INFORMATION
         Interest paid                                          $       --      $     16,275
         Income taxes paid                                              --            11,000
     Non Cash Investing and Financing Activities:
         Conversion of debt and accrued interest to
              480,266, and 185,360 shares of stock--
              all issued to affiliates (Notes 3 and 6)               621,193         323,787
         Conversion of note payable to an affiliate
              to a prepaid royalty                                 1,000,000            --
         Conversion of series A preferred stock to
              880,978 shares of common stock                         880,978            --


                 See accompanying notes to financial statements

                                                    VOICE CONTROL SYSTEMS, INC.

                                                  NOTES TO FINANCIAL STATEMENTS
===============================================================================




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

     Effective August 11, 1994, the Company acquired all of the stock of VCS Industries, Inc. ("Industries") in a reverse acquisition accounted for using the purchase method of accounting. Each outstanding share of Industries common stock was converted into and exchanged for .65302 shares of VCS common stock. The conversion rate of .6530225 also applied to all options and convertible securities of Industries.

     The Company and Voice Processing Corporation ("VPC") entered into an Agreement and Plan of Merger, approved on October 29, 1996 by each Company's stockholders of record, pursuant to which VPC was merged into the Company. The merger was effective as of November 4, 1996. The transaction was accounted for as a pooling-of-interests.

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

     Income Taxes

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109).

                                                    VOICE CONTROL SYSTEMS, INC.

                                                  NOTES TO FINANCIAL STATEMENTS
===============================================================================

     Income Taxes (continued)

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

     The Financial Accounting Standards Board recently adopted, Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires a calculation of book "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution. As the Company incurred a loss in both 1996 and 1995, the adoption of SFAS 128 would have no impact on the calculation of "Basic"earnings per share as any common stock equivalents would be antidilutive and thus would not be included in the Company's "Basic" earnings per share calculations. The Company computation of net loss per share, as calculated, does not include any common stock equivalents.

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

     Almost 100% of the Company's cash and cash equivalents are in one bank. Thus, the balance over $100,000 exceeds the federally insured deposit limit.

NOTE 2 -- BUSINESS ACQUISITION

     Effective November 4, 1996, the Company acquired VPC in a transaction accounted for using the pooling-of-interests method of accounting (see Note 1). Immediately prior to the transaction, all of VPC's convertible preferred stock and its convertible notes were converted to common stock of VPC. Each outstanding share of VPC common stock was converted into and exchanged for
0.87091 shares of VCS common stock. In addition, all options and warrants to purchase VPC shares were exchanged for options and warrants to purchase VCS shares at the .87091 exchange rate. The stock conversion referred to above has been retroactively reflected in the financial statements for all periods presented.

                                                    VOICE CONTROL SYSTEMS, INC.

                                                  NOTES TO FINANCIAL STATEMENTS
===============================================================================

NOTE 2 -- BUSINESS ACQUISITION (CONTINUED)

     Separate results of operations, excluding merger costs of $1,377,000, for the periods prior to the merger with VPC are provided below. The results provided for VPC are for the calendar year ended December 31, 1995 and not for its fiscal year ended September 30, 1995.

                                 TEN MONTHS ENDED           YEAR
REVENUES:                        OCTOBER 29,1996         ENDED 12/31/95
                                 ----------------        --------------
VCS                               $  7,048,425            $ 10,737,301
VPC                                  4,650,168               5,358,826
                                  ------------            ------------
COMBINED:                           11,698,593              16,096,127

NET INCOME (LOSS):
VCS                               $    584,563            $    967,480
VPC                                 (1,682,934)             (2,671,574)
                                  ------------            ------------
COMBINED:                         $ (1,098,371)           $ (1,704,094)
                                  ============            ============

NOTE 3 -- ISSUANCE OF CONVERTIBLE DEBT

     In September 1991, the Company issued a three year convertible promissory note to a major customer (the "Lender") in the principal amount of $1,161,799 in exchange for certain demand notes previously issued by the Company. The conversion price was set at the Company's then market value per share. The note bears interest at a floating rate with a New Jersey bank plus 2%; interest is payable annually and principal was due on September 20, 1994. On March 14, 1994, the due date of the note was extended to January 1997. Interest in the amount of $121,193 was converted to 131,903 shares of stock in 1996. The promissory note and accrued interest was converted to 1,300,694 shares of common stock on January 1, 1997.

     In March 1996, prior to merger discussions with the Company, VPC issued convertible notes to stockholders in the amount of $500,000. The notes earned interest at a rate of 7% per year and were convertible into common stock at a rate of $1.4352 per share, VPC's then market value per share. The notes were due on July 31, 1996 and converted to 348,363 shares of common stock on July 31, 1996.

NOTE 4 -- INVENTORY

Inventory consists of the following at December 31, 1996:


Finished goods                             $ 652,678
Reserve for excess and obsolescence         (200,000)
                                           ---------
                                           $ 452,678
                                           =========

NOTE 5 -- PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1996:


Research and development equipment         $ 3,115,993
Furniture and fixtures                         571,793
                                           -----------
                                             3,687,786
Less accumulated depreciation               (2,220,024)
                                           -----------
                                           $ 1,467,762
                                           ===========

                                                    VOICE CONTROL SYSTEMS, INC.

                                                  NOTES TO FINANCIAL STATEMENTS
===============================================================================

NOTE 6 -- NOTES PAYABLE

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

     During 1995, VPC received advances from Creative Technology Ltd., a customer and stockholder, based on arrangements included in a development agreement. In connection with the merger described in Note 2, Creative agreed to convert the payable to prepaid royalties against future product sales.

NOTE 7 -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31, 1996:


Trade accounts payable                $  460,521
Accrued payroll                          105,976
Accrued interest payable                  33,279
Other accrued expenses                   413,922
                                      ----------
                                      $1,013,698
                                      ==========

NOTE 8 -- COMMON STOCK

     STOCK OPTIONS

     At the Annual Meeting of Stockholders in May 1992, the stockholders approved the 1992 Stock Option Plan (the "1992 Plan"). Under the 1992 Plan, 1,300,000 shares are available for grant; the exercise price per share of options granted cannot be less than the fair market value of the Company's common stock at the date of grant; the exercise period of options granted is up to ten years and options vest between 20% and 25% per year beginning one year from date of grant, unless vesting is changed by the Board of Directors. Information relating to stock options granted to employees is as follows:

                                                        Number of                      Exercise
                                                         Shares                   Price per Share
                                                        ---------                 -----------------
     Balance, January 1, 1995                             397,613                  $3.00  - $  8.00
         Options granted                                  178,000                  $3.00  - $  5.38
         Options cancelled or forfeited                   156,467                  $3.00  - $  8.00
         Options exercised                                     --
                                                          -------
     Balance, December 31, 1995                           419,146                  $3.00  - $  8.52
         Options granted                                  606,250                  $6.00  - $ 10.94
         Options cancelled or forfeited                   125,554                  $3.00  - $  8.00
         Options exercised                                 48,105                          --
                                                          -------
     Balance, December 31, 1996                           851,737                  $3.00  - $ 10.94
                                                          =======

              Options exercisable                         118,447                  $3.00  - $  8.52
                                                          =======

                                                    VOICE CONTROL SYSTEMS, INC.

                                                  NOTES TO FINANCIAL STATEMENTS
===============================================================================


NOTE 8 -- COMMON STOCK (CONTINUED)

     STOCK OPTIONS (CONTINUED)

     As of August 11, 1994, the Company assumed as a result of the Industries acquisition described in Note 1, stock options totalling 1,166,490 at an exercise price ranging from $1.15 to $1.53 per share. At December 31, 1996, there were 619,265, options outstanding of which 595,043 were exercisable, at prices ranging from $1.15 to $1.53 per share.

     In 1989 and 1996, VPC established incentive stock plans. VPC granted employees options at exercise prices not less than the fair market value of the shares on the date of grant. The shares generally vest over a 4-year period. As of November 4, 1996, as a result of the merger described in Note 2, the Company assumed stock options totalling 1,309,060 at exercise prices ranging from $.57 to $3.97. At December 31, 1996 there were 1,309,060 options outstanding of which 918,189 were exercisable at prices ranging from $.57 to $3.97.

     STOCK WARRANTS

     As of January 1, 1995, the Company had outstanding warrants to purchase 322,500 shares of common stock at prices ranging from $3.375 to $8.00.

     Pursuant to a director compensation plan discussed in 1995 and adopted in March 1996, the Company issued five year warrants to certain Directors to purchase 40,000 shares of the Company's common stock for $5.63 per share. At December 31, 1996 warrants to purchase 306,250 shares of the Company's common stock were outstanding at prices from $3.38 to $8.00 per share.

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

     As a result of the merger with VPC, the Company assumed 99,975 warrants with exercise price of $2.07 which expire September 30, 1998.

NOTE 9 --  INCOME TAXES

     Federal and state income taxes consist of the following at December 31:

                         1996    1995
                       -------   -------
Current
Federal                $  --     $11,000
State                     --        --
                       -------   -------
                       $  --     $11,000
                       =======   =======


     The following reconciles income tax expense at the federal statutory rate to the actual tax expense.


                                            1996      1995
                                           -------  --------
Income taxes at the statutory rate         $  --     $  --
Effect on taxes resulting from:
Utilization of NOL carryforwards              --        --
Federal alternative minimum taxes             --      11,000
State taxes                                   --        --
                                           -------   -------
                                           $  --     $11,000
                                           =======   =======

                                                    VOICE CONTROL SYSTEMS, INC.

                                                  NOTES TO FINANCIAL STATEMENTS
===============================================================================

NOTE 9 --  INCOME TAXES (CONTINUED)

     Significant components of the Company's net deferred tax assets for federal and state income taxes are as follows:

                                     1996               1995
                                   -----------      -----------
Net operating losses               $ 8,432,000      $ 7,482,000
Valuation allowance                 (8,432,000)      (7,482,000)
                                   -----------      -----------
                                   $        --      $        --
                                   ===========      ===========

     The combined net operating loss (NOL) carryforwards of the merged Company expire from 1997 to 2011 and total approximately $24,800,000 as of December 31, 1996. The Company has provided an allowance against its entire deferred tax asset relating primarily to NOL carryforwards of approximately $8,432,000. In connection with the Industries acquisition, effective as of August 11, 1994, the Company had an ownership change as defined by Internal Revenue Code Section 382 (IRC 382). The effect of such change limited the use of the Company's NOL in future years to approximately $1,355,000 annually. In connection with the merger with VPC, VPC had an ownership change as defined by IRC 382. The effect of such change limits the use of VPC's NOL in future years to approximately $850,000 annually. On a combined basis, the NOL of the Company is limited in its use against future earnings, if any, to approximately $2,205,000 annually.

     The Company has provided an allowance for its entire deferred tax asset as its realization is dependent upon the future generation of taxable income, which is not assured. Until such realization can be reasonably determined based on established sources of earnings sufficient to utilize the NOL carryforward, management will continue to provide an allowance for the entire deferred tax asset.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

     The Company rents offices and equipment under noncancelable and cancelable operating agreements. Minimum future rental obligations under noncancelable agreements as of December 31, 1996 are $211,066 annually through 1999 for Dallas office space and a separate lease of $504,132 annually through 2000 for Cambridge office space.

NOTE 11 -- MAJOR CUSTOMERS

     In 1996, two customers accounted for 25% and 12% of total sales revenue. One customer accounted for 40% of total sales revenue for the year ended December 31, 1995. The Company's largest customer is also the holder of the convertible debt and option agreement described in Note 3. Accounts receivable from the largest customer were 4% and 3% of the total receivable balance at December 31, 1996 and 1995, respectively.

NOTE 12 - FAS 123

     The Financial Accounting Standards Board (FASB) Issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue using the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion No. 25. "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123.

     Options to purchase the Company's common stock have been granted to directors, officers and most classes of employees working for the Company. Options generally become exercisable in 20% cumulative annual increments beginning with the date of grant and expire at the end of ten years. At December 31, 1996 and 1995, 409,008 and 1,070,657 shares, respectively, were granted under the plans. All figures include, on a pro forma basis, options issued by VPC, using the applicable exchange rate, due to the merger with the Company.

     Pro forma information is required by SFAS No. 123 to reflect the estimated effect on net income and net income per share as if the company had accounted for the stock options and other awards granted using the fair value method described in the statement. The fair value was estimated at the date of grant using the Black-Scholes options pricing model and with the following assumptions: risk-free interest rate of 6.4%; dividend yield of 0%; volatility factor of 82.2%; weighted-average expected life of 6.5 years and a forfeiture rate of 20%. The following effects on net income, if SFAS No. 123 had been adopted, may not be reliable and are based on subjective assumptions.

                                                    VOICE CONTROL SYSTEMS, INC.

                                                  NOTES TO FINANCIAL STATEMENTS
===============================================================================


NOTE 12 - FAS 123 (CONTINUED)


                                                      1996                 1995
                                                  -------------      --------------
Net Loss (As Reported)                            $ ( 2,794,573)     $  (1,704,094)
Net Earnings (Under SFAS No. 123)                 $ ( 4,752,858)     $  (2,229,400)
Earnings Per Share (As Reported)                  $       (0.34)     $       (0.32)
Earnings Per Share (Under SFAS No. 123)           $       (0.57)     $       (0.42)

                               INDEX OF EXHIBITS

Exhibit No.       Exhibit Description
-----------       -------------------
2.1               Agreement and Plan of Reorganization between Voice Control
                  Systems, Inc. and Voice Processing Corporation dated July 16,
                  1996, (filed with the Securities and Exchange Commission on
                  September 4, 1996 as Exhibit 2.1 to the Company's
                  Registration Statement on Form S-3 dated September 4, 1996
                  Registration No. 333-11367, and amendment thereto filed on
                  September 24, 1996, as Exhibit 2.1 to the Company's Amendment
                  No. 1 to the Registration Statement on Form S-3 dated
                  September 24, 1996, Registration No. 333-11367, and
                  incorporated by reference herein).

2.2               Agreement and Plan of Reorganization between Scott
                  Instruments Corporation and VCS Industries, Inc. dated April
                  11, 1994, as amended (filed with the Securities and Exchange
                  Commission on April 11, 1994 as Exhibit 2.1 to the Company's
                  Registration Statement on Form S-4 dated April 11, 1994,
                  Registration No. 33-77658, and amendment thereto filed on June 1, 1994, as Exhibit 2.1a to the Company's Amendment No.
                  1 to the Registration Statement on Form S-4 dated June 1,
                  1994, Registration No. 33-77658, and amendment thereto filed on July 12, 1994, as Exhibit 2.1b to the Company's Amendment
                  No. 2 to the Registration Statement on Form S-4 dated July
                  12, 1994, Registration No. 33-77658, and incorporated by reference herein).

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

10.13 Amendment to employment agreement dated July 20, 1995 between the Company and Thomas B. Schalk (filed with the Securities and Exchange Commission on November 15, 1995 as Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB, and incorporated by reference herein).

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

10.28             Employment and Consulting Agreement between Voice Processing
                  Corporation and Merrill Solomon (filed with the Securities and Exchange Commission on September 4, 1996 as Exhibit 10.28 to the Company's Registration Statement on Form S-3 dated
                  September 4, 1996 Registration No. 333-11367, and amendment thereto filed on September 24, 1996, as Exhibit 10.28 to the Company's Amendment No. 1 to the Registration Statement on
                  Form S-3 dated September 24, 1996, Registration No.
                  333-11367, and incorporated by reference herein).

10.29 Voice Processing Corporation 1989 Stock Option Plan (filed with the Securities and Exchange Commission on January 6,
                  1997 as Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration No. 333-19309, and incorporated by reference herein).

10.30 Voice Processing Corporation 1996 Stock Option Plan (filed with the Securities and Exchange Commission on January 6,
                  1997 as Exhibit 4.2 to the Company's Registration Statement on Form S-8, Registration No. 333-19309, and incorporated by reference herein).

23.1#             Consent of BDO Seidman, LLP

23.2#             Consent of BDO Seidman, LLP

27                Financial Data Schedule

99**              1997 Proxy Statement of the Company

 * Confidential treatment has been requested for a portion of this exhibit. ** To be filed with the Commission no later than April 29, 1997.
 #  Filed herewith.