Form 10QSB
period 1997-03-31
VOICE CONTROL SYSTEMS INC /DE/
filed 1997-05-14
CIK 350899

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB


                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


            Quarter Ended March 31, 1997 Commission File No. 0-10385



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



                   -----------------------------------------

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

         11,089,010 SHARES of Common Stock, $.01 par value outstanding at March 31, 1997.

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

                                                    VOICE CONTROL SYSTEMS, INC.

                                                                  BALANCE SHEET
                                                                    (UNAUDITED)
===============================================================================

                                     ASSETS
                                                                        March 31,
                                                                          1997
CURRENT ASSETS:                                                       ------------
     Cash and cash equivalents                                        $ 14,648,348
     Accounts receivable (net of $113,000 allowance
        for doubtful accounts) (Note 7)                                  3,259,062
     Inventory                                                             574,459
     Prepaid expenses                                                      106,339
                                                                      ------------

              TOTAL CURRENT ASSETS                                      18,588,208

NET PROPERTY AND EQUIPMENT                                               1,416,046

OTHER ASSETS                                                                51,428
                                                                      ------------
                                                                      $ 20,055,682
                                                                      ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT:
     Accounts payable and accrued expenses (Note 5)                   $  1,106,819
     Deferred revenue                                                      878,584
                                                                      ------------

              TOTAL CURRENT LIABILITIES                                  1,985,403
                                                                      ------------
LONG TERM DEBT                                                                  --
                                                                      ------------
              TOTAL LIABILITIES                                          1,985,403
                                                                      ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock; $1.00 par value; 300,000 shares authorized;
         none issued and outstanding                                            --
     Common stock, $.01 par value:  20,000,000 shares
         authorized; 11,089,010 issued and outstanding                     110,890
     Paid-in capital                                                    37,090,514
     Receivable from shareholders                                          (70,010)
     Deficit                                                           (19,061,115)
                                                                      ------------

              TOTAL STOCKHOLDERS' EQUITY                                18,070,279

                                                                      $ 20,055,682
                                                                      ============

                                                    VOICE CONTROL SYSTEMS, INC.

                                                       STATEMENTS OF OPERATIONS
                                                                    (UNAUDITED)
===============================================================================


                                                  Three Months
                                                 Ended March 31,
                                              1997             1996
                                          ------------      -----------
Sales (Note 7)                            $  4,002,701        3,699,713

Cost of Sales                                  650,920          939,495
                                          ------------      -----------

Gross Profit                                 3,351,781        2,760,218

COSTS AND EXPENSES:
Selling, general and administrative          1,790,087        1,529,568
Research and development                     1,258,176        1,603,848
Interest expense (Income), net                (195,989)         (84,048)
Interest, to affiliates                             --           29,936
                                          ------------      -----------

TOTAL COSTS AND EXPENSES                     2,852,274        3,079,304
                                          ------------      -----------

NET INCOME (LOSS) BEFORE TAXES                 499,507         (319,086)

Income Taxes (Note 6)                            3,500               --
                                          ------------      -----------

NET INCOME (LOSS)                         $    496,007      $  (319,086)
                                          ============      ===========

Earnings (loss) per Common and Common
  Equivalent Share                        $       0.04      $     (0.05)
                                          ============      ===========

Weighted Average Shares and Share
  Equivalents Outstanding                   12,808,185        6,870,327
                                          ============      ===========


                 See accompanying notes to financial statements

                                                    VOICE CONTROL SYSTEMS, INC.

                                                       STATEMENTS OF CASH FLOWS
                                                                    (UNAUDITED)
===============================================================================

                                                                Three months Ended March 31,
                                                               ------------------------------
                                                                    1997              1996
                                                               ------------      ------------
Cash Flows from Operating Activities:
     Net income (loss)                                         $    496,007      $   (319,086)
     Adjustments to reconcile net income to net
         cash used in operating activities:
              Depreciation and amortization                         120,882           105,379
              Changes in operating assets and liabilities:
                  Accounts receivable                              (751,299)         (736,408)
                  Inventory                                        (121,781)           (4,929)
                  Prepaid expenses                                   (8,749)           28,061
                  Other assets                                          422            83,592
                  Accounts payable and accrued expenses             126,394           351,448
                  Deferred revenue                                 (547,179)           55,715
                                                               ------------      ------------

Net cash used in operating activities                              (685,303)         (436,228)
                                                               ------------      ------------

Net Cash Used in Investing Activities:
     Capital expenditures                                           (69,165)         (262,879)
                                                               ------------      ------------

Cash Flows from Financing Activities:
     Repayment of principal on notes payable                             --              (601)
     Proceeds from note receivable                                   48,745            35,627
     Proceeds from note payable                                          --           150,000
     Net proceeds from common stock issuance (Note 4)                    --        13,446,261
     Proceeds from exercise of stock options                        127,247         1,028,680
                                                               ------------      ------------

Net cash provided by financing activities                           175,992        14,659,967
                                                               ------------      ------------

Net increase (decrease) in cash and cash equivalents                578,476        13,960,860

Cash and cash equivalents at beginning of year                   15,226,824         2,556,717
                                                               ------------      ------------

Cash and cash equivalents at March 31                          $ 14,648,348      $ 16,517,577
                                                               ============      ============

Supplemental cash flow information
     Interest paid                                             $        141      $      1,752
     Conversion of debt and interest by an affiliate
       to 1,300,694 shares of stock                               1,195,078                --

                                                    VOICE CONTROL SYSTEMS, INC.

                                                  NOTES TO FINANCIAL STATEMENTS
                                                                    (UNAUDITED)
===============================================================================

1.       BUSINESS

         Voice Control Systems, Inc. (the "Company" or "VCS") engages in the design of voice recognition systems that allow for the voice control of electronic machines and/or devices. Operating results for the three months ending March 31, 1997 are not necessarily indicative of the expected results for the year. The unaudited financial statements include all adjustments, consisting primarily of normal recurring accruals, which management considers necessary for a fair presentation of such information.

2.       BUSINESS ACQUISITION

         The Company and Voice Processing Corporation ("VPC") entered into an Agreement and Plan of Merger, approved on October 29, 1996 by each Company's stockholders of record, pursuant to which VPC was merged into the Company. Effective November 4, 1996, all of VPC's common stock was converted into and exchanged for 0.87091 shares of VCS common stock in a transaction accounted for using the pooling-of-interest method of accounting. In addition, all options and warrants to purchase VPC shares were exchanged for options and warrants to purchase VCS shares at the 0.87091 exchange rate. The stock conversion referred to above has been retroactively reflected in the financial statements for all periods presented. Separate results of operations for the periods presented herein and prior to the date of the merger with VPC are provided below.


                              Three Months
                             Ended March 31,
                                  1996
                             ---------------
REVENUES:
VCS                             2,325,759
VPC                             1,373,954
                              -----------
COMBINED                        3,699,713

NET INCOME (LOSS):
VCS                               223,493
VPC                              (542,579)
                              -----------
COMBINED                      $  (319,086)
                              ===========


3.       PER SHARE INFORMATION

         Earnings per common and common equivalent share are computed based upon the weighted average number of outstanding shares of common stock and common stock equivalents.

4.       STOCK OFFERING

         On February 14, 1996, the Company completed the sale of 1,269,402 shares of common stock. In March 1996, the underwriters exercised their overallotment option for an additional 220,500 shares of common stock. Net proceeds to the Company from the stock offering and from stock options exercised in conjunction with the offering totaled $14,432,000.

5.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following at March 31, 1997:


          Accounts payable                    $   412,632
          Accrued expenses                        694,187
                                              -----------
                                              $ 1,106,819

                                                    VOICE CONTROL SYSTEMS, INC.

                                                  NOTES TO FINANCIAL STATEMENTS
                                                                    (UNAUDITED)
===============================================================================

6.       INCOME TAXES

         Net operating loss ("NOL") carryforwards expiring from 1997 to 2011 totaling approximately $24,249,000 are available at March 31, 1997 to offset future periods taxable income. Effective August 11, 1994, the Company had an ownership change, as defined by the Internal Revenue Code Section 382 (IRC
382). In connection with the merger with VPC, VPC had an ownership change, as defined by IRC 382. As a result of the changes, the NOL of the Company is limited in its use against future earnings, if any, to approximately $2,205,000 annually.

         The following reconciles income tax expense at the federal statutory rate to the actual tax expense for the three months ended March 31:


                                               1997           1996
                                             ---------      ---------
Income taxes at the statutory rate           $ 172,000      $    --
State taxes based on income                     23,000           --
Effect on taxes resulting from:
    Utilization of NOL carry forwards         (195,000)          --
    Federal alternative minimum taxes            3,500           --
                                             ---------      ---------
                                             $   3,500      $    --
                                             =========      =========

         The Company has provided an allowance for its entire deferred tax asset as its realization is dependent upon future generation of taxable income, which is not assured. Until such realization can be reasonably determined based on established sources of earnings sufficient to utilize the NOL carryforward, management will continue to provide an allowance for the entire deferred tax asset.

7.       MAJOR CUSTOMERS

         One customer accounted for 36% of revenue for the three months ended March 31, 1997 and accounted for 29% of total sales for the three months ended March 31, 1996. Two customers accounted for 12% and 10% of total sales for the three months ended March 31, 1997. Two different customers accounted for 13% and 10% of total sales for the three months ended March 31, 1996.

         The Company's largest customer was also the holder of its short term convertible debt. The promissory note and accrued interest was converted to 1,300,694 shares of common stock on January 1, 1997. Accounts receivable from the largest customer was 9% of the total receivable balance at March 31, 1997.

8.       NEW ACCOUNTING PRONOUNCEMENT

         On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This statement simplifies the standards for computing and presenting earnings per share ("EPS") and makes them comparable to international EPS standards. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. While early adoption is not permitted, disclosure of the effect of the adoption of the standard is required. If SFAS 128 was applied to the three month periods ended March 31, 1997 and 1996, the earnings per share would be as follows:


                                               Three Months Ended
                                                   March 31,
                                                1997       1996
                                               -----     -------
Basic earnings per common share                $ .04     $ (.05)
Diluted earnings per common share              $ .04     $ (.05)

Part I - Financial Information

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Three months Ended March 31, 1997 vs. March 31, 1996

Sales increased 8% from $3,700,000 during the three months ending March 31, 1996 to $4,003,000 during the three months ending March 31, 1997. Three customers, Dialogic Corporation, Creative Labs and Glenayre, accounted for 36%, 12% and 10%, respectively, of total sales for the three months ending March 31, 1997. Dialogic Corporation, Entex and Periphonics accounted for 29%, 13% and 10%, respectively, of total sales for the three months ending March 31, 1996. Royalty, development and license fees, which increased 72% over the three months ending March 31, 1996, were 36% of total revenues for the three months ending March 31, 1997. Hardware sales, which decreased 12% over the three months ending March 31, 1996, were 59% of revenues in the three months ending March 31, 1997. This decrease in hardware sales is a result of the Company's continued conversion from primarily a hardware/software supplier to become primarily a software supplier.

Cost of sales includes the cost of components and subcontracted manufacturing related to hardware products. Gross profit as a percent of sales increased from 75% in the three months ending March 31, 1996 to 84% in the comparable 1997 period as a result of the decrease in hardware sales and the increase in royalty, development and license fees.

Research and development expenses decreased 22% from $1,604,000 in the three months ending March 31, 1996 to $1,258,000 in the three months ending March 31, 1997. This decrease reflects cost reductions realized by eliminating duplicate functions resulting from the merger with VPC.

Selling, general, and administrative expenses increased 17% from $1,530,000 in the three months ending March 31, 1996 to $1,790,000 in the three months ending March 31, 1997. Additional sales staff has been added to help support a growing customer base of companies integrating speech recognition technology into their products.

The combined net operating loss ("NOL") carryforwards of the merged Company expire from 1997 to 2011 and total approximately $24,249,000 as of March 31, 1997. The Company has provided an allowance against its entire deferred tax asset relating primarily to NOL carry forward of approximately $8,245,000. Effective August 11, 1994, the Company had an ownership change, as defined by the Internal Revenue Code Section 382 (IRC 382). In connection with the merger with VPC, VPC had an ownership change, as defined by IRC 382. As a result of the changes, the NOL of the Company is limited in its use against future earnings, if any, to approximately $2,205,000 annually. Federal income taxes and state franchise taxes based on income have been offset by net operating loss carryforwards thus far in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal cash requirements to date have been to fund working capital and capital expenditures in order to support its sales growth. Net working capital at March 31, 1997 was $16,493,000. In the past, the Company's working capital needs were financed primarily through cash flow from operations and proceeds from the exercise of warrants and stock options. A stock offering was completed during the first quarter of 1996 that provided net proceeds of $14,432,000 to the Company from the offering and from the exercise of stock options in conjunction with the offering.

At March 31, 1997, the Company held $14,645,000 in cash and cash equivalents. Cash and cash equivalents are invested in institutional cash investment accounts with preservation of capital being the primary consideration. All investments currently have overnight liquidity. Historically, the Company's primary source of liquidity has been the timely collection of its accounts receivable. The average days sales in accounts receivable was 72 days as of March 31, 1997.

The Company's inventory as of March 31, 1997 was $574,000 of which non-telecom products were approximately 54% of the inventory.

The Company maintained no debt obligations as of March 31, 1997.

The Company's capital expenditures were $69,000 for the three months ended March 31, 1997. The expenditures were primarily for computer equipment.

VCS believes that its existing sources of liquidity will be sufficient to provide the capital resources necessary to support increased operating needs and finance continued growth in the foreseeable future.

PART II -  OTHER INFORMATION


        ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               10.1 Amendment #2 to Employment Agreement between the Company and Dr. Thomas B. Schalk dated February 15, 1997.

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



                                     VOICE CONTROL SYSTEMS, INC.




Dated: May 13, 1997                  By:  /s/ PETER J. FOSTER
                                        -------------------------------------
                                        Peter J. Foster
                                        Chief Executive Officer and President

                                        /s/ KIM S. TERRY
                                        -------------------------------------
                                        Kim S. Terry
                                        Principal Financial and Accounting
                                        Officer

                                 EXHIBIT INDEX

Exhibit
Number           Description
------           -----------

10.01* Amendment #2 to Employment Agreement between the Company and Dr. Thomas B. Schalk dated February 15, 1997.

27               Financial Data Schedule



*Filed herewith.