Form 10QSB
period 1997-06-30
VOICE CONTROL SYSTEMS INC /DE/
filed 1997-08-13
CIK 350899

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB


                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                      -----------------------------------

           Quarter Ended June 30, 1997    Commission File No. 0-10385



                          VOICE CONTROL SYSTEMS, INC.
                 (Name of small business issuer in its charter)

                  DELAWARE                             75-1707970
       (State or other jurisdiction of     I.R.S. Employer Identification No.)
       incorporation or organization)

              14140 MIDWAY ROAD
            DALLAS, TEXAS  75244                     (972) 726-1200
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

11,127,518 SHARES of Common Stock, $.01 par value outstanding at June 30, 1997.

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

                                                    VOICE CONTROL SYSTEMS, INC.

                                                                  BALANCE SHEET
                                                                    (UNAUDITED)

                                                          ASSETS
                                                                     June 30,
                                                                       1997
                                                                    ---------
CURRENT ASSETS:
     Cash and cash equivalents                                     $ 14,342,770
     Accounts receivable (net of $113,000 allowance
        for doubtful accounts) (Note 7)                               3,964,859
     Inventory                                                          530,149
     Prepaid expenses                                                   153,621
                                                                   ------------

              TOTAL CURRENT ASSETS                                   18,991,399

NET PROPERTY AND EQUIPMENT                                            1,416,655

OTHER ASSETS                                                            155,826
                                                                   ------------

                                                                   $ 20,563,880
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT:
     Accounts payable and accrued expenses (Note 5)                $  1,402,361
     Deferred revenue                                                   691,593

              TOTAL CURRENT LIABILITIES                               2,093,954
                                                                   ------------

LONG TERM DEBT                                                               --

              TOTAL LIABILITIES                                       2,093,954
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock; $1.00 par value; 300,000 shares
         authorized; none issued and outstanding                             --
     Common stock, $.01 par value:  20,000,000 shares
         authorized; 11,127,518 issued and outstanding                  111,275
     Paid-in capital                                                 37,134,513
     Receivable from shareholders                                       (70,010)
     Deficit                                                        (18,705,852)
                                                                   -------------

              TOTAL STOCKHOLDERS' EQUITY                             18,469,926
                                                                   ------------

                                                                   $ 20,563,880
                                                                   ============

                 See accompanying notes to financial statements

                                                    VOICE CONTROL SYSTEMS, INC.

                                                       STATEMENTS OF OPERATIONS
                                                                    (UNAUDITED)

                                                        Three Months                          Six Months
                                                       Ended June 30,                        Ended June 30,
                                                    1997             1996              1997                 1996
                                               -----------------------------          -----------------------------


SALES (NOTE 7)                                 $ 4,262,181        3,087,832             8,264,882         6,787,545

COST OF SALES                                    1,045,178          512,890             1,696,098         1,452,385
                                               -----------      -----------          ------------        ----------

GROSS PROFIT                                     3,217,003        2,574,942             6,568,784         5,335,160

COSTS AND EXPENSES:
Research and development                         1,336,939        1,693,010             2,595,115         3,296,858
Selling, general and administrative              1,703,220        1,601,058             3,493,307         3,130,626
Other interest expense (Income), net              (185,670)        (184,815)             (381,659)         (268,863)
Interest, to affiliates                                  0           29,690                     0            59,626
                                              ------------      -----------           -----------        ----------

TOTAL COSTS AND EXPENSES                         2,854,489        3,138,943             5,706,763         6,218,247
                                              ------------      -----------           -----------        ----------

NET INCOME BEFORE TAXES                           362,513          (564,001)              862,020          (883,087)

INCOME TAXES (NOTE 6)                               7,250                 0                10,750                 0
                                              ------------      -----------          ------------        ----------

NET INCOME                                    $    355,263      $  (564,001)         $    851,270        $ (883,087)
                                              ============      ===========          ============        ==========
NET INCOME PER SHARE:

Primary                                       $       0.03      $     (0.07)         $       0.07        $    (0.12)
                                              ============      ===========          ============        ==========
Fully diluted                                 $       0.03      $     (0.07)         $       0.07        $   (.0.12)
                                              ============      ===========          ============        ==========

WEIGHTED AVERAGE OUTSTANDING SHARES:
Primary                                         12,541,152        8,260,637            12,679,240         7,569,324
                                              ============      ===========          ============        ==========
Fully diluted                                   12,541,152        8,260,637            12,679,240         7,569,324
                                              ============      ===========          ============        ==========


                 See accompanying notes to financial statements

                                                    VOICE CONTROL SYSTEMS, INC.

                                                       STATEMENTS OF CASH FLOWS
                                                                    (UNAUDITED)


                                                                   Six months Ended June 30,
                                                                   -------------------------
                                                                    1997              1996
                                                                   ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                $    851,270      $   (883,087)
     Adjustments to reconcile net income to net
         cash used in operating activities:
              Depreciation and amortization                         246,405           217,140
              Changes in operating assets and liabilities:
                  Accounts receivable                            (1,457,097)         (565,303)
                  Inventory                                         (77,471)          161,752
                  Prepaid expenses                                  (56,031)            1,684
                  Other assets                                     (103,973)           46,932
                  Accounts payable and accrued expenses             421,945            82,273
                  Deferred revenue                                 (734,171)           43,079
                                                               ------------      ------------

Net cash provided by (used in) operating activities                (909,123)         (895,529)
                                                               ------------      ------------

NET CASH USED IN INVESTING ACTIVITIES:
     Capital expenditures                                          (195,298)         (383,256)
                                                               ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of principal on notes payable                             --            (1,277)
     Proceeds from note receivable                                   48,745            35,627
     Proceeds from note payable                                          --           500,000
     Net proceeds from common stock issuance (Note 4)                    --        13,446,261
     Proceeds from exercise of stock options                        171,622         1,115,883
                                                               ------------      ------------

Net cash provided by financing activities                           220,367        15,096,494
                                                               ------------      ------------

Net increase in cash and cash equivalents                          (884,054)       13,817,709

Cash and cash equivalents at beginning of year                   15,226,824         2,556,717
                                                               ------------      ------------

Cash and cash equivalents at June 30                           $ 14,342,770      $ 16,374,426
                                                               ============      ============

Supplemental disclosures of cash flow information
         Interest paid                                         $        242      $     59,626
         Conversion of debt and interest by an affiliate
         to 1,300,694 shares of stock                             1,195,078                --


                 See accompanying notes to financial statements

                                                    VOICE CONTROL SYSTEMS, INC.

                                                  NOTES TO FINANCIAL STATEMENTS
                                                                    (UNAUDITED)



1.       BUSINESS

         Voice Control Systems, Inc. (the "Company" or "VCS") engages in the design of voice recognition systems that allow for the voice control of electronic machines and/or devices. Operating results for the six months ending June 30, 1997 are not necessarily indicative of the expected results for the year. The unaudited financial statements include all adjustments, consisting primarily of normal recurring accruals, which management considers necessary for a fair presentation of such information.



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

         Separate results of operation for the periods prior to the merger with VPC are provided below.

                                               SIX MONTHS
                                             ENDED JUNE 30,
                                                  1996

REVENUES:
VCS                                             4,044,336
VPC                                             2,743,209
                                               ----------
COMBINED                                        6,787,545

NET INCOME (LOSS):
VCS                                               247,567
VPC                                            (1,130,654)
                                               ----------
COMBINED                                         (883,087)

                                                    VOICE CONTROL SYSTEMS, INC.

                                                  NOTES TO FINANCIAL STATEMENTS
                                                                    (UNAUDITED)


3.       PER SHARE INFORMATION

         Earnings per common and common equivalent share are computed based upon the weighted average number of outstanding shares of common stock and common stock equivalents.

4.       STOCK OFFERING

         On February 14, 1996, the Company completed the sale of 1,269,402 shares of common stock. In March 1996, the underwriters exercised their overallotment option for an additional 220,500 shares of common stock. Net proceeds to the Company from the stock offering and from stock options excerised in conjunction with the offering totaled $14,432,000.

5.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following at June 30, 1997:

    Accounts payable                             $   618,537
    Accrued expenses                                 783,824
                                                 -----------
                                                 $ 1,402,361
                                                 ===========

6.       INCOME TAXES

           The combined net operating loss (NOL) carryforwards of the merged Company expire from 1997 to 2011 and total approximately $23,698,000 as of June 30, 1997. The Company has provided an allowance against its entire deferred tax asset relating primarily to NOL carryforwards of approximately $8,114,000. In connection with the Industries acquisition, effective as of August 11, 1994, the Company had an ownership change as defined by Internal Revenue Code Section 382 (IRC 382). The effect of such change limited the use of the Company's NOL in future years to approximately $1,355,000 annually. In connection with the merger with VPC, VPC had an ownership change as defined by IRC 382. The effect of such change limits the use of VPC's NOL in future years to approximately $850,000 annually. On a combined basis, the NOL of the Company is limited in its use against future earnings, if any, to approximately $2,205,000 Annually.

         The Company has provided an allowance for its entire deferred tax asset as its realization is dependent upon future generation of taxable income, which is not assured. Until such realization can be reasonably determined based on established sources of earnings sufficient to utilize the NOL carryforward, management will continue to provide an allowance for the entire deferred tax asset.

                                                    VOICE CONTROL SYSTEMS, INC.

                                                  NOTES TO FINANCIAL STATEMENTS
                                                                    (UNAUDITED)


         The following reconciles income tax expense at the federal statutory rate to the actual tax expense for the six months ended June 30:

                                                    1997          1996
                                                 ---------     ---------
      Income taxes at the statutory rate         $ 302,000     $       -
      State taxes based on income                   39,000             -
      Effect on taxes resulting from:
          Utilization of NOL carry forwards       (341,000)            -
          Federal Alternative Minimum Taxes         10,750             -
                                                 ---------     ---------
                                                 $  10,750     $       -
                                                 =========     =========

7.       MAJOR CUSTOMERS

         Two customers accounted for 32% and 14% of total sales revenue for the six months ended June 30, 1997. Three customers accounted for 25%, 10% and 10% of total sales revenue for the six months ended June 30, 1996.

         The Company's largest customer was also the holder of its short-term convertible debt. The promissory note and accrued interest was converted to 1,300,694 shares of common stock on January 1, 1997. Accounts receivable from the two largest customers were 9% and 16% of the total receivable balance at June 30, 1997.

8.       NEW ACCOUNTING PRONOUNCEMENT

         On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This statement simplifies the standards for computing and presenting earnings per share ("EPS") and makes them comparable to international EPS standards. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. While early adoption is not permitted, disclosure of the effect of the adoption of the standard is required. If SFAS 128 was applied to the six-month periods ended June 30, 1997 and 1996, the earnings per share would be as follows:

                                                        Six Months Ended
                                                              June 30,
                                                        1997          1996
                                                      --------      --------
Basic earnings per common share                       $    .07      $   (.12)
Diluted earnings per common share                     $    .07      $   (.12)

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Six months Ended June 30, 1997 vs. June 30, 1996

Sales increased 22% from $6,787,000 during the six months ending June 30, 1996 to $8,265,000 during the six months ending June 30, 1997. Two customers, Dialogic and Glenayre, accounted for 32% and 14%, respectively, of total sales for the six months ending June 30, 1997. Dialogic, Brite and Periphonics accounted for 25%, 10% and 10%, respectively, of total sales for the six months ending June 30, 1996. Royalty, development and license fees, which increased 49% over the six months ending June 30, 1996, were 30% of total revenues for the six months ending June 30, 1997. Hardware sales, which increased 16% over the six months ending June 30, 1996, were 64% of revenues in the six months ending June 30, 1997. This increase in hardware sales is a result of the company's contract with OKI Telecom.

Cost of sales includes the cost of components and subcontracted manufacturing related to hardware products. Gross profit as a percent of sales was flat at 79% in the six months ending June 30, 1996 and 1997 as a result of the product mix sold.

Research and development expenses decreased 21% from $3,297,000 in the six months ending June 30, 1996 to $2,595,000 in the six months ending June 30, 1997. This decrease reflects cost reductions as a result of the merger with VPC.

Selling, general, and administrative expenses increased 12% from $3,131,000 in the six months ending June 30, 1996 to $3,493,000 in the six months ending June 30, 1997. Additional sales persons have been added to help support a growing customer base of firms utilizing speech recognition technology.

The combined net operating loss ("NOL") carryforwards of the merged Company expire from 1997 to 2011 and total approximately $23,698,000 as of June 30, 1997. The Company has provided an allowance against its entire deferred tax asset relating primarily to NOL carryforwards of approximately $8,114,000. Effective August 11, 1994, the Company had an ownership change as defined by the Internal Revenue Code Section 382 (IRC 382). The effect of the change limited the use of the Company's NOL in future years to approximately $1,355,000 annually. In connection with the merger with VPC, VPC had an ownership change as defined by IRC 382. The effect of such change limits the use of VPC's NOL in future years to $850,000 annually. On a combined basis, the NOL of the Company is limited in its use against future earnings, if any, to approximately $2,205,000 annually. Federal income taxes and state franchise taxes based on income have been offset by net operating loss carryforwards thus far in 1997. The Company has incurred a tax based on the federal alternative minimum tax of $10,750 for the six months ended June 30, 1997.

Three months Ended June 30, 1997 vs. June 30, 1996

Sales increased 38% from $3,088,000 during the three months ending June 30, 1996 to $4,262,000 during the three months ending June 30, 1997. Three customers, Dialogic, Glenayre, and OKI Telecom, accounted for 29% and 18%, and 13% respectively, of total sales for the three months ending June 30, 1997. Dialogic, Brite and Periphonics accounted for 19%, 16% and 10%, respectively, of total sales for the three months ending June 30, 1996. Royalty, development and license fees, which increased 24% over the three months ending June 30, 1996, were 24% of total revenues for the three months ending June 30, 1997. Hardware sales, which increased 55% over the three months ending June 30, 1996, were 70% of revenues in the three months ending June 30, 1997. This increase in hardware sales is a result of the company's contract with OKI Telecom.

Cost of sales includes the cost of components and subcontracted manufacturing related to hardware products. Gross profit as a percent of sales decreased from 83% in the three months ending June 30, 1996 to 75% in the comparable 1997 period as a result of the increase in hardware sales for the period.

Research and development expenses decreased 21% from $1,693,000 in the three months ending June 30, 1996 to $1,337,000 in the three months ending June 30, 1997. This decrease reflects cost reductions as a result of the merger with VPC.

Selling, general, and administrative expenses increased 6% from $1,601,000 in the three months ending June 30, 1996 to $1,703,000 in the three months ending June 30, 1997. Additional sales persons have been added to help support a growing customer base of firms utilizing speech recognition technology.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal cash requirements to date have been to fund working capital and capital expenditures in order to support its sales growth. Net working capital at June 30, 1997 was $16,743,000. In the past, the Company's working capital needs were financed primarily through cash flow from operations and proceeds from the exercise of warrants and stock options. A stock offering was completed during the first quarter of 1996 that provided net proceeds of $13,446,000 to the Company.

At June 30, 1997, the Company held $14,343,000 in cash and cash equivalents. Cash and cash equivalents are invested in institutional cash investment accounts with preservation of capital being the primary consideration. All investments currently have overnight liquidity. Historically, the Company's primary source of liquidity has been the timely collection of its accounts receivable. The average day's sales in accounts receivable was 86 days as of June 30, 1997.

The Company's inventory as of June 30, 1997 was $530,000 of which non-telecom products were approximately 58% of the inventory.

The Company maintained no debt obligations as of June 30, 1997.

The Company's capital expenditures were $195,000 for the six months ended June 30, 1997. The expenditures were primarily for computer equipment.

VCS believes that its existing sources of liquidity, funds generated by operations and the funds received from the stock offering will be sufficient to provide the capital resources necessary to support increased operating needs and finance continued growth in the foreseeable future.

PART II -  OTHER INFORMATION


            ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits

                    10.1* Distribution agreements dated June 23, 1997 between the company and Dialogic Corporation.

                    27 -    Financial Data Schedule

              (b)   Reports on Form 8-K

                    No reports on Form 8-K were filed by the Company during the quarter covered by this report.

*   Confidential treatment has been requested for a portion of this exhibit.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              VOICE CONTROL SYSTEMS, INC.




Dated: August 13, 1997        By:  /s/ Peter J. Foster
                                   -------------------
                                   Peter J. Foster
                                   Chief Executive Officer and President

                                   /s/ Kim S. Terry
                                   --------------------
                                   Kim S. Terry
                                   Principal Financial and Accounting Officer

                                 Exhibit Index

Exhibit
Number                     Description
-------                    -----------

10.1* Distribution agreement dated June 23, 1997 between the company and Dialogic Corporation.

27                         Financial Data Schedule


*   Confidential treatment has been requested for a portion of this exhibit.