Form 10QSB
period 1997-09-30
VOICE CONTROL SYSTEMS INC /DE/
filed 1997-11-13
CIK 350899

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


          Quarter Ended September 30, 1997 Commission File No. 0-10385



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


                                    X Yes      No
                                   ----    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     11,298,959 SHARES of Common Stock, $.01 par value outstanding at September 30, 1997.

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


                                                                                        VOICE CONTROL SYSTEMS, INC.

                                                                                                     BALANCE SHEET
                                                                                                        (UNAUDITED)
===================================================================================================================
                                     ASSETS
                                                                                                 Sept 30,
                                                                                                    1997
                                                                                              --------------
CURRENT ASSETS:
     Cash and cash equivalents                                                                  $ 13,848,343
     Accounts receivable (net of $130,000 allowance
        for doubtful accounts) (Note 7)                                                            3,033,828
     Inventory                                                                                       492,673
     Prepaid expenses                                                                                178,927
                                                                                              --------------

              TOTAL CURRENT ASSETS                                                                17,553,771

NET PROPERTY AND EQUIPMENT                                                                         1,367,864

OTHER ASSETS                                                                                         155,023
                                                                                              --------------
                                                                                                $ 19,076,658
                                                                                              ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT:
     Accounts payable and accrued expenses (Note 5)                                           $    1,016,106
     Deferred revenue                                                                                705,570

              TOTAL CURRENT LIABILITIES                                                            1,721,676
                                                                                              --------------
LONG TERM DEBT                                                                                          --
                                                                                              --------------
              TOTAL LIABILITIES                                                                    1,721,676
                                                                                              --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock; $1.00 par value; 300,000 shares authorized;
         none issued and outstanding                                                                    --
     Common stock, $.01 par value:  20,000,000 shares
         authorized; 11,298,959 issued and outstanding                                               112,990
     Paid-in capital                                                                              37,318,505
     Receivable from shareholders                                                                    (70,010)
     Deficit                                                                                     (20,006,503)
                                                                                               --------------

              TOTAL STOCKHOLDERS' EQUITY                                                          17,354,982
                                                                                              --------------
                                                                                              $   19,076,658
                                                                                              ==============


                 See accompanying notes to financial statements

                                                                                        VOICE CONTROL SYSTEMS, INC.

                                                                                          STATEMENTS OF OPERATIONS
                                                                                                        (UNAUDITED)
===================================================================================================================
                                                       Three Months                        Nine Months
                                                      Ended Sept 30,                      Ended Sept 30,
                                                      1997            1996            1997              1996
                                                  ------------    --------------  ------------    --------------
SALES (NOTE 7)                                    $  2,021,095       4,078,731      10,285,977       10,866,277

COST OF SALES                                          450,197         764,126       2,146,296        2,216,511
                                                  ------------    ------------    ------------    --------------
GROSS PROFIT                                         1,570,898       3,314,605       8,139,681        8,649,766

COSTS AND EXPENSES:
Research and development                             1,323,401       1,559,806       3,918,516        4,856,662
Selling, general and administrative                  1,737,193       1,684,254       5,230,499        4,814,886
Other interest expense (Income), net                  (189,045)       (198,405)       (570,703)        (467,275)
Interest, to affiliates                                      0          30,016               0           89,645
                                                  ------------    ------------    ------------    --------------

TOTAL COSTS AND EXPENSES                             2,871,549       3,075,671       8,578,312        9,293,918
                                                  ------------    ------------    ------------    --------------

NET INCOME (LOSS) BEFORE TAXES                      (1,300,651)        238,934        (438,631)        (644,152)

INCOME TAXES (NOTE 6)                                        0               0          10,750                0
                                                  ------------    ------------    ------------    --------------

NET INCOME (LOSS)                                 $ (1,300,651)   $    238,934    $   (449,381)   $    (644,152)
                                                  ============    ============    ============    ==============
NET INCOME PER SHARE:
Primary                                           $      (0.10)   $       0.02    $      (0.04)   $       (0.06)
                                                  ============    ============    ============    ==============
Fully diluted                                     $      (0.10)   $       0.02    $      (0.04)   $       (0.06)
                                                  ============    ============    ============    ==============

WEIGHTED AVERAGE OUTSTANDING SHARES:
Primary                                             12,641,141      11,464,948      12,720,217       11,148,234
                                                  ============    ============    ============    ==============
Fully diluted                                       12,641,141      11,464,948      12,720,217       11,144,980
                                                  ============    ============    ============    ==============


                 See accompanying notes to financial statements

                                                              VOICE CONTROL SYSTEMS, INC.

                                                                 STATEMENTS OF CASH FLOWS
                                                                               (UNAUDITED)
=========================================================================================
                                                               Nine months Ended Sept 30,
                                                             ----------------------------
                                                                1997            1996
                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                $   (449,381)   $   (644,152)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
              Depreciation and amortization                       379,942         335,970
              Changes in operating assets and liabilities:
                  Accounts receivable                            (526,065)     (1,854,798)
                  Inventory                                       (39,995)        159,654
                  Prepaid expenses                                (83,725)          1,031
                  Other assets                                   (103,161)        (56,582)
                  Accounts payable and accrued expenses            35,688         529,088
                  Deferred revenue                               (720,193)         39,788
                                                             ------------    ------------

Net cash used in operating activities                          (1,506,890)     (1,490,001)
                                                             ------------    ------------

NET CASH USED IN INVESTING ACTIVITIES:
     CAPITAL EXPENDITURES                                        (277,665)       (489,017)
                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of principal on notes payable                           --          (1,982)
     Proceeds from note receivable                                 48,745          35,627
     Proceeds from note payable                                        --         500,000
     Net proceeds from common stock issuance (Note 4)                  --      13,446,261
     Proceeds from exercise of stock options                      357,329       1,268,813
                                                             ------------    ------------

Net cash provided by financing activities                         406,074      15,248,719
                                                             ------------    ------------

Net increase (decrease) in cash and cash equivalents           (1,378,481)     13,269,701

Cash and cash equivalents at beginning of year                 15,226,824       2,556,717
                                                             ------------    ------------

Cash and cash equivalents at September 30                    $ 13,848,343    $ 15,826,418
                                                             ============    ============

Supplemental disclosures of cash flow information
         Interest paid                                       $        302    $     89,645
         Conversion of debt and interest by an affiliate
         to 1,300,694 shares of stock                           1,195,078              --



                 See accompanying notes to financial statements

                                                VOICE CONTROL SYSTEMS, INC.



                                                NOTES TO FINANCIAL STATEMENTS
                                                                   (UNAUDITED)
================================================================================
1.       BUSINESS

         Voice Control Systems, Inc. (the "Company" or "VCS") engages in the design of voice recognition systems that allow for the voice control of electronic machines and/or devices. Operating results for the nine months ending September 30, 1997 are not necessarily indicative of the expected results for the year. The unaudited financial statements include all adjustments, consisting primarily of normal recurring accruals, which management considers necessary for a fair presentation of such information.



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

                            NINE MONTHS
                           ENDED SEPT 30,
                               1996
REVENUES:
VCS                           6,448,786
VPC                           4,417,491
                             ----------
COMBINED                     10,866,277

NET INCOME (LOSS):
VCS                             694,945
VPC                          (1,339,097)
                             ----------
COMBINED                     (  644,152)

                                                     VOICE CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
================================================================================

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

5.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following at September 30, 1997:

                   Accounts payable                         $   436,033
                   Accrued expenses                             580,073
                                                            -----------
                                                            $ 1,016,106
                                                            ===========

6.       INCOME TAXES

           The combined net operating loss (NOL) carryforwards of the merged Company expire from 1997 to 2011 and total approximately $24,256,000 as of September 30, 1997. The Company has provided an allowance against its entire deferred tax asset relating primarily to NOL carryforwards of approximately $8,247,000. In connection with the acquisition of VCS Industries, Inc., effective as of August 11, 1994, the Company had an ownership change as defined by Internal Revenue Code Section 382 (IRC 382). The effect of such change limited the use of the Company's NOL in future years to approximately $1,355,000 annually. In connection with the merger with VPC, VPC had an ownership change as defined by IRC 382. The effect of such change limits the use of VPC's NOL in future years to approximately $850,000 annually. On a combined basis, the NOL of the Company is limited in its use against future earnings, if any, to approximately $2,205,000 annually.

         The Company has provided an allowance for its entire deferred tax asset as its realization is dependent upon future generation of taxable income, which is not assured. Until such realization can be reasonably determined based on established sources of earnings sufficient to utilize the NOL carryforward, management will continue to provide an allowance for the entire deferred tax asset.

         The following reconciles income tax expense at the federal statutory rate to the actual tax expense for the nine months ended September 30:

                                                                      1997                1996
                                                                ---------------     ---------------
           Income taxes at the statutory rate                    $            -     $             -
           State taxes based on income                                        -                   -
           Effect on taxes resulting from:
               Utilization of NOL carry forwards                              -                   -
               Federal Alternative Minimum Taxes                         10,750                   -
                                                                  --------------    ----------------
                                                                  $      10,750      $            -
                                                                  ==============     ===============

7.       MAJOR CUSTOMERS

         Three customers accounted for 29%, 15% and 10% of total sales revenue for the nine months ended September 30, 1997. Two customers accounted for 22% and 12% of total sales revenue for the nine months ended September 30, 1996.

         The Company's largest customer was also the holder of its short-term convertible debt. The promissory note and accrued interest was converted to 1,300,694 shares of common stock on January 1, 1997. Accounts receivable from the three largest customers were 8%, 12% and 14% of the total receivable balance at September 30, 1997.

8.       NEW ACCOUNTING PRONOUNCEMENT

         On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This statement simplifies the standards for computing and presenting earnings per share ("EPS") and makes them comparable to international EPS standards. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. While early adoption is not permitted, disclosure of the effect of the adoption of the standard is required. If SFAS 128 was applied to the nine months ended September 30, 1997 and 1996, the earnings per share would be as follows:

                                                        Nine Months Ended
                                                         September 30,
                                                     1997              1996
                                                     --------         --------
         Basic earnings per common share             $  (.04)         $  (.06)
         Diluted earnings per common share           $  (.04)         $  (.06)

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1997 vs. September 30, 1996

Sales decreased 5% from $10,866,000 during the nine months ending September 30, 1996 to $10,286,000 during the nine months ending September 30, 1997. Three customers, Dialogic Corporation, Glenayre and OKI Telecom, Inc., accounted for 29%, 15% and 10%, respectively, of total sales for the nine months ending September 30, 1997. Dialogic Corporation and Periphonics Corporation accounted for 22% and 12%, respectively, of total sales for the nine months ending September 30, 1996. Royalty, development and license fees, which decreased 1% over the nine months ending September 30, 1996, were 32% of total revenues for the nine months ending September 30, 1997. Hardware sales, which decreased 8% over the nine months ending September 30, 1996, were 63% of revenues in the nine months ending September 30, 1997.

Cost of sales includes the cost of components and subcontracted manufacturing related to hardware products. Gross profit as a percent of sales was flat at 79% for the nine months ending September 30, 1996 and 1997.

Research and development expenses decreased 19% from $4,857,000 for the nine months ending September 30, 1996 to $3,918,000 for the nine months ending September 30, 1997. This decrease reflects cost reductions as a result of the merger with VPC.

Selling, general, and administrative expenses increased 9% from $4,815,000 for the nine months ending September 30, 1996 to $5,231,000 for the nine months ending September 30, 1997. The increase is due to the introduction of the new Ready Receptionist product and additions to the selling and marketing areas to support the growing customer base.

The combined net operating loss ("NOL") carryforwards of the merged Company expire from 1997 to 2011 and total approximately $24,256,000 as of September 30, 1997. The Company has provided an allowance against its entire deferred tax asset relating primarily to NOL carry- forwards of approximately $8,247,000. Effective August 11, 1994, the Company had an ownership change as defined by the Internal Revenue Code Section 382 (IRC 382). The effect of the change limited the use of the Company's NOL in future years to approximately $1,355,000 annually. In connection with the merger with VPC, VPC had an ownership change as defined by IRC 382. The effect of such change limits the use of VPC's NOL in future years to $850,000 annually. On a combined basis, the NOL of the Company is limited in its use against future earnings, if any, to approximately $2,205,000 annually. Federal income taxes and state franchise taxes based on income have been offset by net operating loss carryforwards thus far in 1997. The Company has incurred a tax based on the federal alternative minimum tax of $10,750 for the nine months ended September 30, 1997.

Three Months Ended September 30, 1997 vs. September 30, 1996

Sales decreased 50% from $4,079,000 during the three months ending September 30, 1996 to $2,021,000 during the three months ending September 30, 1997. Three customers, OKI Teclecom, Inc., Glenayre, and Dialogic Corporation, accounted for 24% and 18%, and 14% respectively, of total sales for the three months ending September 30, 1997. Dialogic Corporation, Periphonics Corporation and Natural Micro Systems Corp. accounted for 17%, 16% and 15%, respectively, of total sales for the three months ending September 30, 1996. Royalty, development and license fees, which decreased 38% over the three months ending September 30, 1996, were 38% of total revenues for the three months ending September 30, 1997. Hardware sales, which decreased 52% over the three months ending September 30, 1996, were 56% of revenues for the three months ending September 30, 1997. The sales decrease was due to a significant decrease in sales of older generation speech recognition hardware products. The decrease in hardware sales has not yet been replaced by volume deployments of customer applications using VCS software designed for open architecture platforms.

Cost of sales includes the cost of components and subcontracted manufacturing related to hardware products. Gross profit as a percent of sales decreased from 81% for the three months ending September 30, 1996 to 78% for the comparable 1997 period as a result of product mix.

Research and development expenses decreased 15% from $1,560,000 for the three months ending September 30, 1996 to $1,323,000 for the three months ending September 30, 1997. This decrease reflects cost reductions as a result of the merger with VPC.

Selling, general, and administrative expenses increased 6% from $1,684,000 for the three months ending September 30, 1996 to $1,737,000 for the three months ending September 30, 1997. The increase is due to the introduction of the new Ready Receptionist product.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal cash requirements to date have been to fund working capital and capital expenditures in order to support its sales growth. Net working capital at September 30, 1997 was $15,653,000. In the past, the Company's working capital needs were financed primarily through cash flow from operations and proceeds from the exercise of warrants and stock options. A stock offering was completed during the first quarter of 1996 that provided net proceeds of $13,446,000 to the Company.

At September 30, 1997, the Company held $13,848,000 in cash and cash equivalents. Cash and cash equivalents are invested in institutional cash investment accounts with preservation of capital being the primary consideration. All investments currently have overnight liquidity. Historically, the Company's primary source of liquidity has been the timely collection of its accounts receivable. The average day's sales in accounts receivable was 80 days as of September 30, 1997.

The Company's inventory as of September 30, 1997 was $493,000 of which non-telecom products were approximately 48% of the inventory.

The Company maintained no debt obligations as of September 30, 1997.

The Company's capital expenditures were $278,000 for the nine months ended September 30, 1997. The expenditures were primarily for computer equipment.

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


                                VOICE CONTROL SYSTEMS, INC.


Dated: November 13, 1997        By:  /s/ Peter J. Foster
                                     -------------------------------------
                                     Peter J. Foster
                                     Chief Executive Officer and President

                                     /s/ Kim S. Terry
                                     -------------------------------------
                                     Kim S. Terry
                                     Principal Financial and Accounting Officer

                                  Exhibit Index


Exhibit
Number                     Description
-------                    -----------
27                         Financial Data Schedule