Form 10KSB
period 1997-12-31
VOICE CONTROL SYSTEMS INC /DE/
filed 1998-03-27
CIK 350899

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

 X     Annual Report Pursuant to Section 13 or 15(d) of the Securities
---    Exchange Act of 1934 for the fiscal year ended December 31, 1997.

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

           Securities registered pursuant to Section 12(g)of the Act:

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [   ]
                                ---
The issuer's revenues for its most recent fiscal year $14,429,867.

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 12, 1998, was $53,112,767.

The number of shares of the registrant's Common Stock outstanding as of March 12, 1998 was 11,299,237.

The following documents are incorporated by reference into this Annual Report on Form 10-KSB: Portions of the registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                          Index to Exhibits on Page 24

                                TABLE OF CONTENTS

ITEM                                                                        Page
                                     PART I

1        DESCRIPTION OF BUSINESS
         General                                                              3
         Speech Recognition                                                   3
         Software Development/OEM                                             4
         Strategy                                                             7
         Products and Services                                                7
         Technology Development                                              14
         Sales and Marketing                                                 14
         Manufacturing                                                       16
         Competition                                                         16
         Patents                                                             16
         Employees                                                           16
         Risk Factor                                                         16

2        DESCRIPTION OF PROPERTIES                                           19

3        LEGAL PROCEEDINGS                                                   19

4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 19

                                     PART II

5        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         Common Stock Prices                                                 19
         Dividend Policy                                                     19

6        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         Results of Operations
                 1997 vs 1996                                                20
         Liquidity and Capital Resources                                     21

7        FINANCIAL STATEMENTS                                                21

8        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                                 21

                                    PART III

9        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT          21

10       EXECUTIVE COMPENSATION                                              21

11       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT                                                      21

12       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      21

13       EXHIBITS AND REPORTS ON FORM 8-K                                    22

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Statements and information presented within this Annual Report on Form 10-K for Voice Control Systems, Inc. ("VCS" or the "Company") contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes,' "anticipates," "expects," "estimates," "may," "will" or similar terms. Forward-looking statements also include projections of financial performance, statements regarding management's plans and objectives and statements concerning any assumptions relating to the foregoing. Certain important factors which may cause actual results to vary materially from these forward-looking statements accompany such statements and appear elsewhere in this report, including without limitation, the factors disclosed under "Risk Factors". All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by these factors.



GENERAL

VCS was founded in September 1978 and was organized as a Texas corporation in May 1980. The Company reincorporated as a Delaware corporation in January 1981 under the name "Scott Instruments Corporation" ("Scott"). Effective August 11, 1994, VCS Industries, Inc., an Illinois corporation ("Industries"), merged into the Company whereupon the Company changed its name to Voice Control Systems, Inc. (the "Merger"). After the Merger, security holders of Industries owned, assuming the exercise of all outstanding rights to purchase Common Stock, 76% of the outstanding Common Stock of the Company and designees of Industries accounted for a majority of the Company's Board of Directors. The Merger was accounted for as a reverse acquisition. Effective November 4, 1996, Voice Processing Corporation, a Delaware corporation ("VPC") was merged with and into the Company and the separate corporate existence of VPC ceased. The transaction was accounted for as a pooling-of-interests, and therefore all financial information (except for stock prices) included herein is that of the Company and VPC.

VCS is a leading international supplier of speech recognition and related speech input technologies. The Company believes that it offers the widest selection of speech recognition and speaker verification products and vocabulary libraries. These products employ a proprietary phonetic approach to speech recognition developed by VCS over the past 19 years. VCS has a number of commercial firsts in applying its technology in commercial applications, including: (i) the first speaker-independent telephone speech recognizer PC board; (ii) the first speaker-independent cellular telephone voice dialer; (iii) the first switch-based cellular voice dialer; (iv) the first alphabet recognizer; and (v) the first simultaneous speaker-independent speech recognizer and speaker verification system. VCS believes it is the leading provider of speech recognition technologies in telecommunications applications worldwide, with more than 2.5 million speech recognizers distributed in 30 countries, and plans to expand into other speech recognition markets.

The Company markets its technologies to systems integrators and OEMs in telecommunications, desktop computing and consumer electronics markets. VCS technology has been successfully sold into many applications around the world, including telephone network automation (1-800-COLLECT-U.S.), telephone banking (National Westminster Bank, Ltd.-United Kingdom), government services (Revenue Canada-Canada), computer multimedia sound boards (Creative Labs-U.S.), network-based cellular telephone voice dialing (AT&T Wireless Services' VoiceTouch) and automotive-based cellular voice dialing (Mercedes-Benz-U.S.). Many of the leading equipment manufacturers and systems integrators in their respective industries incorporate the Company's technology into their products, including Dialogic, Natural MicroSystems, InterVoice, Brite Voice Systems, Periphonics, Glenayre, OKI Telecom, Hughes Network Systems, Creative Labs and OKI Semiconductor. VCS believes that, with its broad product offerings, extensive experience and established distribution channels, it is well positioned to participate in the projected growth of the speech recognition industry.

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

Speech recognition applications are usually divided into two categories by the type of technology required: speaker- dependent and speaker-independent applications. Speaker-dependent technology requires a user to train a device to recognize a particular command. This training process has the disadvantage of requiring some effort on the part of the user, but has the advantage of permitting the user to choose his or her own words for any command. For example, speaker-dependent technology is usually used in telephone voice-dialing applications since it permits a user to create custom name lists. Speaker-independent technology allows the recognizer to accept speech input from virtually any user, regardless of gender, age or regional accent, without user training. It has found acceptance in applications used by the public, such as telephone-based automated banking or telephone order entry.

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

VCS views the market for speech recognition as four horizontal or industry segments and four vertical layers of distribution. The industry segments are telecommunications, consumer electronics, automotive, and dictation. VCS believes that it is the leading provider of speech recognition technology currently used in the telecommunications segment. The Company's technology is also used in the automotive and consumer electronics segments. VCS does not currently offer products for the dictation segment of the speech recognition market and has no current plans to do so.

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

VCS distributes its products and services primarily through licensing and component sales. Its Ready Receptionist product is currently its only system sale. See "--Products and Services." Based upon the Company's practical experience as a leader in developing and commercializing speech recognition technology in the telecommunications market and the quality and diversity of its current technology, the Company believes that it is well positioned to continue to participate in the growth of speech recognition in the telecommunications market while expanding its initial penetration in the automotive and consumer electronic markets.

SOFTWARE DEVELOPMENT/OEM

Delivering VCS speech recognition technology to end-users requires that a systems integrator or OEM first complete a product development program during which the Company's speech technology is incorporated into a product. This requires an investment of both time and resources on the part of the systems integrator or OEM. The Company believes that successful completion of a product development program with a systems integrator or OEM gives VCS an advantage at that VCS account.

VCS first began commercial delivery of speech recognition in 1986. Since then the Company's technology has been or is being integrated in many systems and products including:

Systems Integrators/OEMs            Typical Applications                     Illustrative End Users/Products
------------------------------      ---------------------------------------  -------------------------------------------
Active Voice                        Voice mail                               Distributors to small and medium businesses

Apex Voice Communication, Inc.      Virtual telephone network messaging      Telephone companies in developing nations
                                    system

Applied Voice Technology            Unified messaging on CTI platforms       Small and medium businesses

Aspect Telecommunications           ACD interactive voice response platform  Large business (banks, financial, travel)
                                                                             for call centers

Atlas Telecom                       Voice mail and voice dialing             Central office voice messaging

Comverse Tech                       Voice mail and voice messaging           Medium and large businesses

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

Centigram                           Voice mail and voice messaging           US telephone companies and international
                                                                             PTTs

CCS                                 Interactive voice response               Banks, financial institutions, healthcare
                                                                             organizations

Dialogic                            Corporation Call processing              Systems providers in voice mail,
                                    components for voice                     voice messaging, interactive voice
                                    processing systems in                    response and telephone network
                                    telecommunications and                   intelligent peripherals:
                                    computer                                     Digital Equipment Corp.
                                    telephony                                    Offnet




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

InterVoice, Inc.                    Interactive voice response systems       Banks, brokerage firms, financial
                                    and intelligent peripherals in           institutions, information service
                                    telephone networks                       providers, telephone companies, and airlines
                                                                             and travel related companies:
                                                                                 1-800-COLLECT

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

OKI Semiconductor                   Speech recognition chip                  Manufacturers in the automotive,
                                                                             consumer electronics and computer
                                                                             industries:
                                                                                 MSM 6679 VRP

Systems Integrators/OEMs            Typical Applications                     Illustrative End Users/Products
------------------------------      ---------------------------------------  -------------------------------------------
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

Priority Call Management            Enhanced services platform for           Information service providers
                                    debit card, one number and voice
                                    activated dialing

Siemens, AG                         Voice activation in telephone            Telephone companies worldwide
                                    network switching systems

Syntellect                          Pay-per-view automated order entry       Cable television companies and subscription
                                                                             television companies

Technically Speaking                Application generator tools for          System providers
   (Brooktrout)                     interactive voice response applications

STRATEGY

Speech recognition technology is in the early stage of market development. The early market is characterized by technologists and early adopters who seek technology and solutions to differentiate themselves from their competitors. Design wins and high profile deployments are key during the early market stage. As a result, the Company plans to take responsibility for major key deployments of its technologies and product solutions during 1998 to ensure VCS participation and leadership as speech recognition moves from the early market development stage to mainstream market deployments. The Company's strategy is to capitalize on its strong base of technology, practical experience, speech database libraries and established distribution channels to participate in the increasing use of speech recognition in the telecommunications market while expanding its presence in other developing speech recognition markets. The specific elements of its strategy are as follows:

Maintain reputation as a leading supplier of speech recognition technology

The Company believes it is the leading supplier of speech recognition technology used in telecommunications. The Company plans to maintain its position by developing and deploying new products primarily across its existing distribution network. The Company also plans to increase penetration of its other telecommunications distributors' sales by joint marketing programs, enhancement of existing products and new product offerings.

Develop whole product solutions

Currently, speech recognition technology is in the early market development stage. The Company believes that it will be successful in furthering market acceptance of speech recognition enhanced applications by working with its existing systems integrators to develop "whole product solutions". The Company's vision of a "whole product solution" includes not only advanced technologies, but the applications, tools and support necessary to bring solutions to the end user. To accelerate and support its customers' deployments of speech driven applications to end-user customers, the Company will develop and provide speech technologies; applications; tools, such as Conversational SpeechBlocks (applets); support and training.

Diversify its markets to include consumer electronics, and automotive market segment

Presently the Company derives the majority of its sales by providing speech recognition technology to the telecommunications market. The Company plans to expand marketing of its technology to other markets in order to diversify its revenue base. To this end, the Company has begun to market its technology to the consumer electronics, and automotive market segment. The Company believes that systems integrators and OEMs in these markets will increasingly use speech recognition technologies in their products and that the Company's experience and reputation in implementing speech recognition in the telecommunications market positions it favorably to compete in these emerging markets.

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

Develop end user products

The Company has recently introduced a speech recognition-based auto attendant system marketed directly and indirectly, through telephone equipment distributors, to the end user. Historically, the Company sold technology principally for integration by systems integrators and OEMs into their products.

Expand its international presence

The Company's marketing and product strategy is to continue to develop its products for use internationally. VCS currently has discrete digit and control word vocabularies for telecommunications applications in 51 languages and dialects.

PRODUCTS AND SERVICES

Core Technology Products

All VCS speech technology products are based upon VCS's proprietary speech technology developed over the last 19 years and refined by VCS's field experience gained by helping its customers implement speech recognition. Speech input is typically the most natural and efficient means of human communication. With the increase in the power of personal computers, low-cost digital signal processors ("DSPs") and microprocessors ("chips"), manufacturers of business and consumer products have begun to use human speech as an interface to their products.

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

For the most demanding speaker-independent applications, including digit vocabularies for telecommunications or cellular automotive vocabularies, VCS collects many speech samples in the environment and language of the targeted application. These speech samples are processed in the laboratory to develop the specific vocabulary reference tables. The Company believes this methodology permits a higher degree of accuracy than alternative methods of vocabulary development. Because customers usually cannot create vocabulary words themselves, VCS has processed discrete vocabularies in 51 languages, alphanumeric vocabularies in 18 languages, continuous vocabularies in 18 languages. For applications requiring custom speaker-independent vocabularies, VCS offers a vocabulary development service program. In the last two years, VCS has processed several hundred custom vocabularies in connection with this program. The Company's Word Builder tool allows users to select and create speaker-independent vocabularies using its phonetic dictionary technology. VCS has collected British English, German, and U.S. English for use with Word Builder. See "--Enhanced Technologies."

                     TELECOMMUNICATIONS LANGUAGES PROCESSED

        Discrete Digits & Control Words                     Alphanumeric                   Continuous
----------------------------------------------           ------------------------       ---------------------
Afrikaans                 Hong Kong English              Australian English             Australian English
Argentine Spanish         Hungarian                      British English                Brazilian Portuguese
Australian English        Italian                        Canadian English               British English
Austrian German           Japanese                       Canadian French                Canadian English
Belgian French            Korean                         Dutch                          Canadian French
Brazilian Portuguese      Malaysian                      European French                Cantonese
British English           Malaysian English              Finnish                        Castilian
Canadian Cantonese        Mandarin                       German                         Dutch
Canadian English          N. American Spanish            German Military Alphabet       European French
Canadian French           Norwegian                      Greek                          European Portuguese
Cantonese                 Polish                         Hebrew                         Finnish
Castilian                 Puerto Rican English           Hong Kong English              German
Catalan                   Puerto Rican Spanish           Italian                        Hong Kong English
Croatian                  Russian                        N. American Spanish            Mexican Spanish
Czech                     Singapore English              S. American Spanish            New Zealand English
Danish                    S. African English             Singapore English              N. American Spanish
Dutch                     S. American Spanish            U.S. English                   S. American Spanish
European French           Swedish                        U.S. Military Alphabet         U.S. English
European Portuguese       Swiss French
Finnish                   Swiss German
Flemish                   Swiss Italian                      Phonetic
German                    Thai                           ------------------------
Greek                     Turkish                        British English
Hebrew                    U.S. English                   German
Hindi                     Vietnamese                     U.S. English
Hong Kong Cantonese


The Company offers speaker-dependent speech recognition technology for applications, which are anticipated to be used by only one or a few speakers, such as control of a personal computer or voice dialing a cellular phone. Before using a speaker-dependent system, the user is prompted to introduce himself to the system by speaking specific utterances; the speech is analyzed to tune the recognition system to work well with that user. The Company optionally offers speaker adaptation capabilities in its speaker-dependent technology products. Speaker adaptation improves accuracy in speaker- dependent applications by enabling a system to adjust to peculiarities in a user's voice or pronunciation, such as may occur if the user is suffering from a cold or hayfever. It may also be used to adapt the recognizer to use by several persons.

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

  Core Technology                                      Options and                                             Customer
   Application             Features                Enhanced Technologies       Operating Environment         Vocabularies
--------------------------------------------------------------------------------------------------------------------------------
Telecommunications  SI, SD, SA, SV               User selectable triggering   DSP embedded recognizer    51 languages -- discrete
                    Continuous speech input      Voice activation             DSP library recognizer       digits
                    Discrete speech input        Word spotting                Microprocessor             18 languages -- alphabet
                    HMM decision strategy        High rejection vocabularies  embedded recognizer        18 languages --
                    Phonetic "front-end"         Phonetic dictionary          Fixed point support          continuous
                    Vocabulary masking           Cut-thru (barge-in)          Floating point support     9 languages -- cellular
                    High accuracy in tele-       Large vocabulary             Supported processors:      3 languages -- phonetic
                    phone environment              capability(u)                Texas Instruments
                    Multi-channel/high           Alphabet recognition           Intel
                    density                      Custom vocabulary              NEC
                    Software-based               development service            OKI
                                                 Type-in vocab creation        Analog Devices
--------------------------------------------------------------------------------------------------------------------------------
Desktop             SI, SD, SA,                  Voice activation             Microprocessor             51 languages -- CT
Computing           Discrete input               Low memory option            embedded recognizer          digits
                    Continuous input(u)          Custom vocabulary            DOS-based system           18 languages -- CT
                    SAPI interface(u)            development service          OS/2-based system            alphabet(u)
                    HMM decision strategy(u)     Telephone or                 Supported processors:      18 languages --
                    OLE format software(u)       desktop speech input           Intel                      continuous(u)
                    Accurate in high noise       Alphabet recognition           OKI                      PC control library
                    "Close talk" or "far talk"                                  NEC
                       microphone input
--------------------------------------------------------------------------------------------------------------------------------
Consumer/           SI, SD, SA, SV               Alphabet recognition         DSP embedded recognizer    51 languages -- CT
Automotive          Discrete speech input        Voice activation             DSP library recognizer       discrete digits(u)
                    "Close talk" or "far talk"   SI & SD operation            Microprocessor             18 languages -- CT
                      microphone input           Celldial interface           embedded recognizer          alphabet(u)
                    Accurate in high noise       Custom vocabulary            Fixed point support        7 languages --
                    Low memory required          development service          Floating point support       automotive
                    Phonetic "front-end"                                      Supported processors:      PC control library
                    Low "horsepower"                                            Texas Instruments        military alphabet library
                      processor required                                        Intel                    machine control library
                                                                                NEC
                                                                                OKI
--------------------------------------------------------------------------------------------------------------------------------
SI -- speaker-independent     SD -- speaker-dependent       SA -- speaker-adaptive        SV -- speaker verification
u-- under development         CT -- computer telephony

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

Phonetic dictionary technology is another advanced feature being requested by experienced systems integrators. Using a "phonetic dictionary," a word can be entered into a speaker-independent system by selecting and linking "phonemes" (i.e., individual units of sound) from a "dictionary" rather than sampling hundreds of people speaking the word. In order to develop its phonetic dictionary technology, the Company must collect thousands of samples of phonetically rich speech in each language. These samples are processed into a phonetic dictionary of all the sounds (phonemes) in a language. This technology will enable a wider distribution of speech recognition in new applications that require larger vocabularies of custom or semi-custom words, such as product names or proper names. This technology will be particularly useful in applications where the list of vocabulary words changes regularly, such as employee names in a voice mail/auto attendant system. PhoneticVR(TM), a 1000-word recognizer using phonetic dictionary technology is currently available from the Company in U.S. English, UK English and German with additional languages planned during 1998.

To support "type-in" phonetic dictionary implementations, the Company developed Word Builder, a tool which allows users to easily create new speaker-independent vocabularies. WordBuilder(TM) automatically translates typed input into one or more phonetic transcriptions of the different ways a word is pronounced. An application developer can select and test the appropriate phonetic transcriptions of the typed word through a unique speech-driven process. WordBuilder is currently available in U.S. English, UK English and German with additional languages planned for 1998.

Large speech recognition vocabularies are becoming increasingly feasible due to technology advancements, such as phonetic dictionary. The Company has technologies under development that will accommodate medium vocabulary sizes. The Company plans to commercialize this technology during 1998. The Company will also continue to evaluate large vocabulary speech recognition engines that are available in the marketplace, with a view toward licensing or acquisition if necessary.

Conversational speech recognition is a sophisticated implementation of the speech recognition products described above, combined with additional application software. Context and grammar rules, which take advantage of knowledge of a specific application, are implemented in a software layer above the core recognizer, which aids and guides the recognition process. Today, conversational speech systems require extremely expensive hardware to operate and are inherently inflexible and difficult to maintain in changing application environments. However, the Company believes conversational speech recognition has great potential for being the most accepted technology for automated information systems. During 1998, the Company will offer a variety of Conversational SpeechBlocks(TM) designed to aid in building applications by reducing the new application code necessary for significant portions of speech recognition applications. Often referred to as middleware or applets, Conversational SpeechBlocks are intended to be easy-to-use software modules for building applications that include vocabularies, grammars, and conversational flow logic.

Telecommunications Products

VCS licenses software and sells several speech recognizer hardware products for use in telecommunications environments. VCS speech recognition boards provide the hardware and software necessary to permit speech recognition and speaker verification in telecommunications systems. These boards will operate the Company's speaker-independent and speaker- dependent speech recognition technologies to provide reliable speech recognition over local and long distance telephone lines. The boards may be used in analog or digital environments and in a variety of applications, including customer service, voice mail, home banking, audiotext, order processing, telemarketing and telephone company operator services. They are designed for easy incorporation into most interactive voice processing systems to permit use of these systems from any touch-tone or rotary dial telephone. This is particularly important internationally where the touch-tone penetration rate is significantly lower than in the United States, making speech recognition an enabling factor for many international voice processing applications. In addition, the Company's latest technologies, including alphanumeric recognition, phonetic dictionary, and speaker verification, expand the range of opportunities for automation with voice processing systems.

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

Dialogic's Signal Computing System Architecture or "SCSA," is designed with an open DSP platform for speech recognition called Antares. Dialogic has licensed VCS speech recognition to sell with its Antares product. VCS developed a new line of software products, VCS Antares Software, for Dialogic to market under this license agreement. VCS customized its continuous and discrete speech recognition technology with Cut-Thru technology capabilities for this program. VCS Antares Software is currently commercially available in Windows NT, DOS, OS/2 and many varieties of UNIX operating environments. As a result of adopting an open architecture platform, the technology of the Company's competitors will be available as an alternative to VCS's technology in products incorporating the Antares product. However, VCS technology will be the only speech recognition technology available across Dialogic's entire product line. VCS believes this is a competitive advantage since it provides systems integrators a seamless product and programming interface across all Dialogic speech recognition products.

In February 1997, Dialogic introduced DM3(TM) mediastream resource architecture. The DM3 mediastream resource architecture is a set of specifications and core firmware modules that govern how new Dialogic computer telephony products are designed. Its features include graphical open development tools, widely adopted real time operating systems, DSP kernels, and reusable and mixable media processing software modules, such as VCS' speech recognition products. DM3 will allow VCS' broad family of speech recognition products to even more effectively meet the needs of customers, especially large telecommunications companies. VCS has been working with Dialogic during the development of the DM3 architecture to incorporate VCS speech recognition products. The Company does not expect to achieve wide deployment of its products in the DM3 product line until late in 1998.

During 1997, the Company introduced Ready Receptionist(TM), a speech driven automated attendant. Ready Receptionist will answer incoming calls and route them to the proper extension by the spoken command of the caller. The system is also useful for routing internal office calls, eliminating the need to remember employee extensions and publish expensive internal directories. The Company plans to distribute Ready Receptionist through direct sales and PBX and key system distributors (interconnects). For those companies who want to incorporate the software features of Ready Receptionist into existing products, VCS will offer a Ready Receptionist SDK and consulting services.

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

VCS supports Microsoft's standard for speech applications, SAPI, which will be implemented in Microsoft operating systems. The Company has developed a speech engine (i.e., a speech recognizer) that is SAPI compliant. This speech engine is marketed to software developers whose applications use speech recognition in Microsoft's Windows 95 and Windows NT operating systems. The speech recognition engine initially supports desktop and telephone speech input, making it suitable for both desktop and computer telephony applications. These applications might include any voice driven interactive software applications, such as interactive games, interactive learning software, interactive multimedia software, soft telephones (software with telephone capabilities in the PC), PC-based answering machines, PC- based voice dialers, voice accessed rolodex software, voice driven window and menu operation and voice driven access to communications software, such as that used to access the Internet.

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

The Company has developed a state-of-the-art speech recognizer incorporating VCS's speaker-independent and speaker- dependent speech recognition technologies for low cost applications. The Company currently markets this recognizer for both automotive and consumer electronics applications. The recognizer is used today in cellular telephone voice dialers sold as part of built-in car phones. Both the 1998 Cadillac and Mercedes-Benz line of automobiles are sold with these telephones as either standard or optional accessories. VCS also provides recognizers that enable voice control of noncritical automobile functions, such as seats, windshield wipers, windows, radios and mirrors. Using the Company's voice activation vocabulary provides for total "hands-free" operation of the target accessory thus increasing safety and convenience. To date, these recognizers have been implemented only in concept cars.

Historically, manufacturers have been required to use a chip set consisting of several single purpose chips in order to implement all of the necessary functions for speech recognition. In 1994, OKI Semiconductor introduced a new single chip speaker-independent speech recognition microcontroller, the MSM6679 Voice Recognition Processor ("VRP"), which incorporates VCS technology. This offers an integrated "one-chip" implementation for OEMs desiring to add speech recognition to their products. With the OKI Semiconductor VRP, the necessary functions for speech recognition are combined on a single chip, which should reduce cost. OKI Semiconductor is using its international distribution capabilities to market the VRP to systems developers and OEMs for development of applications using the VRP in the automotive, personal computer, telecommunications and consumer electronics industries. OKI Semiconductor plans to introduce a cost-reduced version of the VRP during 1998.

                               VCS PRODUCT SUMMARY

The following table sets forth certain summary information for certain of the Company's products.


                                                                 Options and
Product Name/ Description      Features                       Enhanced Technologies      Architecture            Vocabularies
------------------------------------------------------------------------------------------------------------------------------------
VCS Antares                    Speaker-independent            Speaker-dependent          DOS, UNIX, OS/2,        51 languages --
Software(D)                    2 to 32 recognizers            Speaker-adaptive           NT                       discrete digits
                               2 to 8 recognizers/DSP         Speaker verification       SCSA interface          18 languages --
Speech recognition for           continuous                   Word spotting              TI 320C31                alphabet(u)
   Dialogic Antares SCSA       8 recognizers/DSP              Hi-rejection                 firmware              8 languages --
   products                      discrete                     Phonetic dictionary                                 cellular
                               4 recognizers/DSP              Voice activation                                   18 languages --
                                 discrete w/cut-thru          Cut-thru                                            continuous
                               2 recognizers/DSP              Alphabet recognition
                               phonetic

------------------------------------------------------------------------------------------------------------------------------------
SpeechWave                     Speaker-independent            Speaker-dependent          NT                      51 languages --
                               Discrete input                 Speaker-adaptive           SCSA interface           discrete digits(u)
Speech software                Continuous input               Speaker verification       TI 320C31               16 languages --
   platform                    Phonetic approach              Word Builder tupe-in tool                           alphabet
                               1 to 32 recognizers            Hi-rejection                                       8 languages --
                               Shared resource                Phonetic dictionary                                 cellular
                                 switching                    Voice activation                                   16 languages --
                                                              Cut-thru                                            continuous
                                                              Alphabet recognition

------------------------------------------------------------------------------------------------------------------------------------
PRL                            Speaker-independent            Alphabet recognition       TI 320C31               51 languages --
                               Discrete input                 Custom vocabulary                                   discrete digits
Portable speech recognition    Continuous input                 development service                              18 languages --
   library for implementation  Phonetic approach              Speaker-dependent                                   alphabet
   in proprietary platforms    1 to N recognizers             Speaker-verification                               8 languages --
                                  customer hardware           Voice activation                                    cellular
                                  dependent

------------------------------------------------------------------------------------------------------------------------------------
Freedom Recognition(D)         Speaker-independent            Speaker-dependent(u)       NT                      51 languages --
                               Discrete and continuous input  Speaker-adaptive(u)        Intel or equivalent PC   discrete digits(u)
PC host processor-based        No additional                                                                     16 languages --
   Speech recognizer           hardware required                                                                  continuous
                               2 or 8 recognizers                                                                6 languages
                                 per PC system                                                                    cellular

------------------------------------------------------------------------------------------------------------------------------------
DVM2c and DVM4s                Speaker-independent            Speaker-dependent          1/4 PC board            51 languages --
                               2 recognizers/PCB              Speaker-adaptive             form-factor             discrete digits
Speech recognition               continuous                   Speaker verification       Flexible VCS API        18 languages --
   hardware for proprietary    8 recognizers/PCB              Word spotting              Operating system          alphabet
   architecture voice            discrete                     Hi-rejection                 independent           8 languages --
   processing systems          4 recognizers/PCB              Phonetic dictionary                                  cellular
                                 discrete w/cut-thru          Voice activation                                   18 languages --
                               2 recognizers/PCB              Cut-thru                                             continuous
                                 phonetic                     Alphabet recognition

------------------------------------------------------------------------------------------------------------------------------------
VPro-42, VPro-84               Speaker-independent            Speaker verification       DOS, OS/2, UNIX, NT     51 languages --
and VPro-88                    Speaker-dependent              Word spotting              ISA bus compliant        discrete digits(u)
                               4 to 8 recognizers/PCB         Alphabet recognition       PEB interface           18 languages --
Speech recognition               continuous and discrete      Cut-thru                   MVIP interface           alphabet(u)
   platform for Dialogic                                      Voice activation           TI 320C31               18 languages
   PEB products and                                                                                               continuous(u)
   Natural MicroSystems
   MVIP products


------------------------------------------------------------------------------------------------------------------------------------
OKI MSM 6679 VRP               Speaker-independent            VCS "phonetic"             Stand-alone speech      51 languages --CT
                               Speaker-dependent                front- end               recognition processor    discrete digits(u)
Single chip integrated         Speaker-adaptive               High noise accuracy        Meets SAE               18 languages -- CT
   speech recognition          Single chip operation(u)       Single chip package          specifications         alphabet(u)
   processor                   Discrete input                 Low cost "on-board"        Parallel or serial      Machine control
                                                                25 word vocabulary         interface              library(u)
                                                              Modular 20 word                                    PC control library
                                                                vocab. expansion                                 7 languages --
                                                              Built-in OKI                                        automotive(u)
                                                                synthesizer control
                                                              Voice activation(u)
                                                              Alphabet recognition
------------------------------------------------------------------------------------------------------------------------------------
(D) -- Sold exclusively by Dialogic     PCB -- Printed Circuit Board       (u) under development      CT -- computer telephony

TECHNOLOGY DEVELOPMENT

The Company believes that enhancements of and improvements to its existing technologies are critical to its future success. The Company has made substantial investments in research and development in each of the last two years. During 1997, the Company spent $5,253,000 (36% of revenues) on Company sponsored research and development. The Company spent $6,006,000 (44% of revenues) on Company sponsored research and development activities during 1996. Currently, the Company employs 29 full-time people in research and development and 20 people in product development, application engineering and customer support. Many of the research and development projects on which the Company works span more than one year.

The Company's technology development activities are directed at continued improvements to its existing core technologies, enhancements to these technologies and improved implementations of the technologies to reduce the cost of the hardware required for speech recognition. VCS is currently developing and commercializing new products, including a large vocabulary phonetic recognizer, improved word spotting technology, improved voice activation, natural language understanding and Conversational SpeechBlocks. In addition, the Company has active programs to develop new languages for its phonetic dictionary technology. The Company believes that the timely development and enhancement of its technologies is necessary to remain competitive in the industry. Delays or inability's to develop new technology features, enhancements or products could have a material adverse effect on the Company's business, operating results and financial condition.

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

Significant Customers

The Company's largest customers during 1997 were Dialogic (29%), OKI Telecom (14%) and Glenayre (11)%. Sales of hardware to OKI Telecom and Glenayre are made pursuant to purchase orders, the form of which are updated from time to time. Sales of technology or products to Dialogic are generally made under agreements that do not obligate Dialogic to make purchases but set forth the terms under which purchases will be made.

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

The Company's technology is used by many customers in telecommunications, desktop and consumer electronics markets. A partial list of the Company's customers/integrators is as follows:


                               TELECOMMUNICATIONS

Active Voice                           Enhanced Systems                Octel Communications
AG Communication Systems               Glenayre                        Periphonics Corporation
Apex Voice Communication, Inc.         Global Communications, Ltd.     Precision Systems, Inc.
Applied Voice Technology               Group 2000                      Priority Call Management
Atlas Network Systems                  Hammer Technologies             Siemens, AG
Aspect Telecommunications              Hewlett Packard Company         Stylus Innovation, Inc.
Brite Voice Systems, Inc.              IBM Corporation                 Syntellect, Inc.
Centigram                              Intellicall                     TALX Corporation
Comverse Technology, Inc.              Intellivoice                    Telecorp Systems, Inc.
Dialogic Corporation                   InterVoice, Inc.                Vicorp Interactive Systems, Inc.
Digital Equipment Corporation          MicroLog Corporation            VoiceTech Communications
Deutsche Telekom AG                    Natural MicroSystems            Voicetek Corporation
                                       Nortel                          West Interactive Corporation

                       AUTOMOTIVE AND CONSUMER ELECTRONICS

HighwayMaster Communications, Inc.     NEC (U.K.)                      OKI Telecom
Hughes Network Systems                 OKI Semiconductor               Pacific Communication Sciences,
                                                                       Inc. (PCSI)

MANUFACTURING

VCS does not engage in any manufacturing operations and does not plan to do so in the foreseeable future. The Company contracts out the manufacture and assembly of hardware. VCS's current suppliers include The Gammon Group, and NEC America.

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

Competitors include entities engaged in a variety of businesses, including: computer and semiconductor manufacturers, such as Apple Computer, IBM and Toshiba; telecommunications and cellular equipment suppliers, such as AT&T, Motorola and Nortel; affiliates of foreign telephone companies, such as British Telecom, CNET, CSELT, Telefonica de Espana SA and Vocalis; system suppliers, such as Altech, Nuance Communications, Parlance, Dragon Systems, Marconi Speech and Information Systems, Microsoft and Texas Instruments; and pure speech recognition companies, such as Lernout & Hauspie Speech Products, Pure Speech, Inc., Speech Systems, Inc., and Verbex, Inc. Many of the Company's competitors are substantially larger than the Company, are well established and have greater financial, technical, marketing, service and operating resources than the Company. These competitors can be expected to continue to make substantial commitments to research and product development.

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

EMPLOYEES

As of December 31, 1997, the Company had 95 employees, of which 29 are engaged in research and development, 20 in product development, application engineering and customer support, 24 in sales and marketing and 22 in finance, administration and information systems. In addition, the Company employs three people on a part-time basis to assist with speech data processing. All of the Company's employees sign agreements containing standard non-disclosure and invention assignment provisions. The Company's future success will depend on its ability to attract, train, retain and motivate highly qualified employees, who are in great demand. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

RISK FACTORS

In addition to other information in this report, the following risk factors should be considered carefully in evaluating the Company and its business. This report contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this report.

HISTORY OF LOSSES

The Company has recorded cumulative losses of approximately $19.1 million through December 31, 1997. These losses reflect the results of operations of VCS Industries, Inc. ("Industries") prior to its merger (the "Scot Merger") with and into Scott Instruments Corporation ("Scott"); whereupon Scott changed its name to the current company name of "Voice Control Systems, Inc"), losses incurred by the Company after the Scott Merger; and losses incurred by Voice Processing Corporation "VPC" prior to the merger. In addition, Industries' predecessors incurred losses. While the Company was profitable for the quarter ended December 31, 1997, there can be no assurance that the Company will continue to generate profits.

RELIANCE ON MAJOR CUSTOMER

The Company is dependent to a significant extent on sales through OEMs. Dialogic Corporation ("Dialogic"), a leading supplier of components for building, assembling and programming voice processing systems, accounted for 29% and 25% of the Company's revenues in 1997 and 1996, respectively.

DIALOGIC RELATIONSHIP - SHIFT TO OPEN ARCHITECTURE; SIGNIFICANT STOCKHOLDER

Prior to 1995, the Company technology was the only speech recognition technology sold by Dialogic. In 1995, Dialogic began commercial distribution of a new open architecture platform, Antares, for use in its SCSA product line. The Company's Antares Software is currently in production for six computer operating systems and in beta test for certain other computer operating systems. The Company is developing support for additional operating systems. The Antares platform supports several capabilities including speech recognition, thereby making the speech recognition technology of the Company's competitors available as an alternative to the Company's technology in systems using the SCSA architecture. In addition, under the new architecture, the company's sales to Dialogic are expected to shift over time from predominantly hardware to predominantly software. Moreover, customers may delay purchasing the Company products from Dialogic until they are able to purchase a Dialogic SCSA product incorporating the Company technology that meets their needs. These factors may negatively impact the Company's sales and profitability through the Dialogic distribution channel.

In addition, through a wholly owned subsidiary, Dialogic beneficially owns approximately 12% of the Company Common Stock, as of December 31, 1997. As a result of these relationships, Dialogic has the ability to influence the business and affairs of the Company and to otherwise affect the outcome of certain actions that require stockholder approval, including the adoption of amendments to the Company's Certificate of Incorporation, mergers, sales of assets and other business acquisitions or dispositions.

DEVELOPMENT OF MARKETS REQUIRED FOR SUCCESSFUL PERFORMANCE BY THE COMPANY

The market for speech recognition is relatively new. The financial performance of the company will depend, in part, on the future development, growth, and ultimate size of this market. The Company's speech recognition products compete with more conventional means of information processing (e.g., data entry or access by keyboard or touch-tone phone). There can be no assurance that the market for the Company's current or future products will develop, that its technology will find general acceptance in the marketplace, or that sales of its products will be profitable to the Company.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

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

DEPENDENCE ON SALES BY THIRD PARTIES

The Company's revenues are dependent upon the ability of systems integrators and OEMs to develop and sell systems that incorporate the Company's technology, because the Company generally does not sell its technology directly to end users. Factors that adversely affect the revenues of the Company's OEM and systems integrator customers, such as economic conditions, patent positions, their technology and other marketing restrictions, amy have a substantial impact upon the Company's financial results. No assurances can be given that the Company's OEM and systems integrator customers will continue to use the Company as a supplier of speech recognition technology or that customers of the Company will not experience financial or other difficulties that will adversely affect their revenues and, in turn, the results of operations and financial condition of the Company.

TECHNOLOGICAL CHANGES MAY ADVERSELY AFFECT THE COMPANY

The speech recognition field and the voice and communications industry in which the company operates are characterized by rapid technological change. The development of new technology by the Company's competitors may render the Company's technology obsolete. Competition in the field of speech recognition is based largely on technological superiority. Accordingly, the success of the Company will depend upon its ability to continually enhance its current products, to develop and introduce new products which keep pace with technological developments and to address the changing needs of the marketplace. Although the Company expects to devote significant resources to research and development activities, there can be no assurance that these activities will result in the successful development of new technologies and products or the enhancement of existing technology and products. In addition, there can be no assurance that the introduction of products, services or technological developments by others will not have a material adverse effect on the Company's operations.

COMPETITION

Competition in all areas of the Company's business is substantial and is expected to increase. The Company competes with a variety of businesses including: computer and semiconductor manufacturers, such as Apple Computer, IBM and Toshiba; telecommunications and cellular equipment suppliers, such as AT&T, Motorola and Nortel; affiliates of foreign telephone companies, such as British Telecom, CNET, CSELT, Telefonica de Espana SA and Vocalis; system suppliers, such as Altech, Nuance Communications, Parlance, Dragon Systems, Microsoft, and Texas Instruments; and speech recognition suppliers, such as Lernout & Hauspie Speech Products, Pure Speech, Inc., Speech Systems, Inc. and Verbex. Many of the

Company's competitors are substantially larger than the Company, are well established, and have greater financial, technical, marketing, service and operating resources than the Company. The Company's competitors can be expected to continue to make substantial commitments to research and product development.

RELIANCE ON KEY PERSONNEL; ATTRACTION AND RETENTION OF PERSONNEL

The Company's success depends upon the continued contributions of its officers and key personnel, many of whom would be difficult to replace. The Company has an employment agreement with Thomas B. Schalk, Chief Technical Officer. The agreement contain customary non-disclosure and non-competition covenants, but there can be no assurance that these are enforceable under Texas law, where the Company corporate offices are located. The Company's continued growth depends on its ability to attract and retain skilled employees, particularly in research and development, engineering and sales. The market for technical and scientific personnel is highly competitive, and there can be no assurance that the Company will be successful in attracting or retaining sufficient numbers of qualified personnel.

DEPENDENCE ON OTHER COMPANIES FOR ASSEMBLY AND COMPONENT PARTS

The Company does not manufacture component parts for its products nor does it have any plan to do so. The Company's products are assembled by independent contractors. Other than one component which the Company obtains from NEC Electronics, Inc., it is not dependent upon a single supplier for any equipment or component parts. The Company generally does not have long-term contracts with suppliers for the purchase and delivery of component parts or contractors for the assembly of its products. Any interruption of supply in the assembly services utilized by the Company or in the supply of key components, for any reason, could result in significant delivery delays, thereby adversely affecting the Company's revenues, profitability and customer relations.

PROTECTION OF PROPRIETARY RIGHTS REQUIRED FOR SUCCESSFUL OPERATION OF THE
COMPANY

The Company relies on proprietary technology that it closely guards as trade secrets. The Company has required nondisclosure and confidentiality agreements to be executed by its employees, licensees and all parties for whom it presently provides or contemplates providing engineering or research and development services, and the Company expects to continue this requirement. However, there can be no assurance that such non-disclosure and confidentiality agreements will be sufficient to maintain the secrecy of the Company's proprietary technology. In addition, there can be no assurance that competitors will not develop this technology independently or otherwise obtain access to it. The success of the Company will depend on its ability to maintain confidentiality for its technology and upon third parties not developing similar or better technology.

Several of the Company's competitors have obtained and can be expected to obtain patents that cover products or services directly or indirectly related to those offered by the Company. There can be no assurance that the Company is aware of all patents containing claims that may pose a risk of infringement by its products or services. In addition, patent applications are generally confidential until a patent is issued and, accordingly, the Company cannot evaluate the extent to which its products or services may infringe on future patent rights held by others. In general, if it were determined that any of the Company's products, services or planned enhancements (the "Offered Products") infringed valid patent rights held by others, the company would be required to either: (i) cease marketing the Offered Products, (ii) obtain licenses to develop and market the Offered Products from the holders of the patents or (iii) redesign the Offered Products to avoid infringement. There can be no assurance that the Company would be able to obtain licenses on commercially reasonable terms, or that it would be able to design and incorporate alternative technologies, without a material adverse effect on its business.

ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER PROVISIONS

Certain provisions of Delaware law and certain provisions of the Company's amended Certificate of Incorporation permitting the issuance of preferred stock, could make a merger, tender offer or proxy contest involving the Company more difficult, even if such events would be beneficial to the interests of the stockholders.

TECHNOLOGY ACQUISITION STRATEGY; STRATEGIC ALLIANCES

The Company intends to consider selected strategic acquisitions of technologies that complement those of the Company. It may also enter into beneficial strategic alliances to pursue certain market opportunities. There can be no assurance, however, that the Company will be able to identify and acquire suitable technology on favorable terms, successfully integrate newly acquired technology with the Company's technology or create suitable strategic alliances.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company leases 20,581 square feet for its headquarters facility, pursuant to a lease that expires September 30, 2000, at 14140 Midway Road, Dallas, Texas 75244. The Company also leases 19,525 square feet of office space at One Main Street, Cambridge, Massachusetts. In addition, the Company leases an office in Waterlooville, Hampshire, England for use by sales and marketing personnel. The Company believes these facilities will be adequate for its purpose for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Company did not submit any matters to a vote of security holders in the fourth quarter of 1997.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK PRICES

Prior to February 14, 1996, VCS's Common Stock traded on the American Stock Exchange/Emerging Company Marketplace ("AMEX/ECM"), originally under the ticker symbol SIC.EC. On August 11, 1994, the Company's ticker symbol was changed to VPS.EC. In February 1996, the Company filed an application to delist from the American Stock Exchange with the Securities and Exchange Commission. Effective February 14, 1996, the Company's Common Stock began trading on The Nasdaq National Market under the symbol "VCSI". The following table sets forth the quarterly high and low sales prices on the AMEX/ECM or on The Nasdaq National Market, as applicable, for the periods indicated.

     FISCAL 1996:                      High                  Low
     ------------                     ------               ------
     1st Quarter                      $14.00               $ 7.00
     2nd Quarter                       15.13                 8.88
     3rd Quarter                        9.25                 5.00
     4th Quarter                        9.50                 5.63

     FISCAL 1997:                       High                 Low
     ------------                     ------               ------
     1st Quarter                      $ 9.00               $ 5.50
     2nd Quarter                        5.88                 4.38
     3rd Quarter                        5.94                 3.63
     4th Quarter                        4.22                 2.50


As of March 12, 1998, there were 1,839 holders of record of outstanding Common Stock of the Company.

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

Recent Sales of Unregistered Securities

In January 1996, the Company's general counsel exercised a non-assignable option to purchase 4,897 shares of Common Stock for an aggregate purchase price of $7,500 in a transaction exempt from registration pursuant to Section 4 (2) of the Securities Act of 1993, as amended (the "Securities Act").

In March and September, 1996, Dialogic Investment Corporation, a wholly owned subsidiary of Dialogic Corporation, converted $4,601 and $86,379, respectively, of accrued but unpaid interest on its convertible note into 5,008 and 94,013 shares, respectively, of the Company's Common Stock in a transaction exempt from registration pursuant to Section 4 (2) of the Securities Act. On January 1, 1997 Dialogic converted its promissory note and accrued interest to 1,300,694 of common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements, including the notes thereto, and the other financial information appearing elsewhere in this Report. Statements regarding future economic performance, management's plans and objectives, and any statements concerning its assumptions related to the foregoing contained in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. Certain factors which may cause actual results to vary materially from these forward-looking statements accompany such statements and appear elsewhere in this report, including without limitation, the factors disclosed under "Risk Factors".

OVERVIEW

Since its inception, the Company has focused on the development, commercialization and application of speech recognition technologies. The Company's principal sources of revenues are from: (i) sales of speech recognition hardware and software products to systems integrators and OEMs, (ii) licensing of speech technology to system and product developers and (iii) providing specialized engineering services to systems integrators, principally to assist in the integration of the Company's technology into its customers' products and systems. Customers who choose to integrate the Company's speech recognition technologies into products usually pay a license fee for the right to integrate the technology and a per unit royalty for each speech recognizer incorporated into products. The Company introduced its commercial speech recognition hardware product for telecommunications applications in 1987. Today approximately 78% of the Company's sales are from the telecommunications market segment. A significant percentage of the Company's sales are made under agreements with major customers. See "Sales and Marketing."

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

RESULTS OF OPERATIONS

Comparison of Results for Fiscal Years Ended December 31, 1997 and 1996

Sales increased 6.3% from $13,577,000 during 1996 to $14,430,000 during 1997.
Three customers, Dialogic, OKI Telecom and Glenayre, accounted for 29%, 14% and 11%, respectively, of total sales in 1997. Two customers, Dialogic and Periphonics, accounted for 25% and 12% of total sales for 1996. Hardware sales, which were flat from 1996, were 60% of revenues in 1997. Royalty, development and license fees, which increased 20% over 1996, were 34% of total sales for 1997. This increase resulted primarily from increased revenues from royalties and license fees.

Cost of sales includes the cost of components and subcontracted manufacturing related to hardware products. Gross profit as a percent of sales decreased from 80% in 1996 to 78% in 1997 as a result of the OKI Telecom orders for hardware for the automotive segment which have a lower gross margin.

Research and development expenses decreased 13% from $6,006,000 in 1996 to $5,253,000 in 1997, due to consolidation in 1997 of the research departments from VCS and VPC.

Selling, general and administrative expenses increased 5% from $6,818,000 in 1996 to $7,144,000 in 1997. Selling, general and administrative expenses as a percent of sales were comparable from 1996 to 1997.

Nonrecurring merger costs of $1,377,000 related to the VPC merger were incurred in 1996.

The Company incurred interest cost of $120,000 in 1996. All of the outstanding convertible debt of the Company was converted to equity by January 1, 1997.

The combined net operating loss (NOL) carryforwards of the merged Company expire from 1998 to 2012 and total approximately $22,688,000 as of December 31, 1997. The Company has provided an allowance against its entire deferred tax asset relating primarily to NOL carryforwards of approximately $7,717,000 since management can not determine that it is more likely than not that the deferred tax asset will be realized. Approximately $1,225,000 in NOL carryforwards expired for the year ended December 31, 1997. In connection with its merger and acquisition activity the Company and its predecessors have experienced ownership changes as defined by the Internal Revenue Code Section 382 (IRC 382) the effect of such changes limits the use the Company's NOL in future years to approximately $1,405,000 annually. Any portion of an NOL limited by IRC 382 not used in a given year can be carried forward to subsequent years.

YEAR 2000 COMPLIANCE

Currently, there is significant uncertainty in the software industry and among software users regarding the impact of the year 2000 on installed software. Software database modifications, and/or implementation modifications, will be required to enable such software to distinguish between 21st and 20th century dates. The Company is in the process of determining the extent to which its licensed and proprietary software is year 2000 compliant and the cost of obtaining such compliance. The Company considers the cost to become year 2000 compliant to be a normal operating cost necessary to periodically upgrade system software. As a result, the Company believes that neither the cost of addressing the Year 2000 issue nor the costs or consequences of its incomplete or untimely resolution of such issue will result in any material adverse impact on the Company's future financial or business condition or results.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal cash requirements to date have been to fund working capital and capital expenditures in order to support its sales growth. Net working capital at December 31, 1997 was $15,649,000. In the past, the Company's working capital needs were financed primarily through cash flow from operations and proceeds from the exercise of warrants and stock options. A stock offering was completed during the first quarter of 1996 that provided net proceeds of $14,408,000 to the Company.

At December 31, 1997 the Company had $12,668,000 in cash and cash equivalents. Cash and cash equivalents are invested in institutional cash investment accounts with preservation of capital being the primary consideration. All investments currently have overnight liquidity. Historically, the Company's primary source of liquidity has been the timely collection of its accounts receivable. The average days sales in accounts receivable were 81 days at December 31, 1997.

The Company's inventory as of December 31, 1997 was $458,000. Reserves of $169,000 have been established for obsolescence as of December 31, 1997.

The Company's debt at December 31, 1996 consisted of a convertible promissory note due to Dialogic on January 1, 1997. Dialogic converted accrued interest on its note to common stock during 1996. On January 1, 1997 Dialogic converted its promissory note and accrued interest to common stock.

The Company's capital expenditures were $572,000 for the year ended December 31, 1997. The Company has no specific commitments with regard to capital expenditures.



ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by this Item begin at page F-1 hereof.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The discussion under "Directors, Executive Officers, promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act" in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The discussions under "Compensation of Directors" and "Executive Compensation" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The discussion under "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The discussion under "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

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

                                          VOICE CONTROL SYSTEMS, INC.


Date:  March 23, 1998
                                          By: /s/ Peter J. Foster
                                             ----------------------------------
                                          Peter J. Foster,
                                          President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                                   Date
--------------------------------                          ---------------

   /s/ Neal J. Robinson                                   March  23, 1998
--------------------------------
Neal J. Robinson
Chairman and Director


   /s/ Peter J. Foster                                    March 23, 1998
--------------------------------
Peter J. Foster
President, Chief Executive
Officer and Director
(Principal Executive Officer)


   /s/ Kim S. Terry                                       March  23, 1998
--------------------------------
Kim S. Terry
Vice President Finance and
Corporate Secretary
(Principal Financial
and Accounting Officer)


   /s/ Melvyn Goodman                                     March  23, 1998
--------------------------------
Melvyn J. Goodman
Director


   /s/ John Lucas-Tooth                                   March  23, 1998
--------------------------------
John Lucas-Tooth
Director


   /s/ John Torkelsen                                     March  23, 1998
--------------------------------
John Torkelsen
Director


   /s/ Merrill Solomon                                    March  23, 1998
--------------------------------
Merrill Solomon
Director


   /s/ Stanley Westreich                                  March  23, 1998
--------------------------------
Stanley Westreich
Director

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

23.1 #           Consent of BDO Seidman, LLP

23.2 #           Consent of  BDO Seidman, LLP

23.3             Consent of Independent Certified Public Accountants

27               Financial Data Schedule

99**             1997 Proxy Statement of the Company

*      Confidential treatment has been requested for a portion of this exhibit.

**     To be filed with the Commission no later than April 29, 1998.

#      Filed herewith

                           VOICE CONTROL SYSTEMS, INC.
                          INDEX TO FINANCIAL STATEMENTS
                                   ITEM 13 (a)



                                    CONTENTS

                                                                                     Page
                                                                                     ----
Independent  Certified Public Accountants'  Report                                    F-2

Balance Sheet as of December 31, 1997                                                 F-3

Statements of Operations for the years  ended December 31, 1997 and 1996.             F-4

Statements of Stockholders' Equity for the years ended December 31, 1997 and 1996.    F-5

Statements of Cash Flows for the years ended December 31, 1997 and 1996.              F-6

Notes to Financial Statements                                                         F-7

                Independent Certified Public Accountants' Report


The Board of Directors and Stockholders
Voice Control Systems, Inc.
Dallas, Texas


    We have audited the accompanying balance sheet of Voice Control Systems, Inc. as of December 31, 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the two years ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of operations, stockholders equity and cash flows for the year ended December 31, 1996 give retroactive effect to the merger of Voice Processing Corporation which has been accounted for as a pooling of interests as described in Note 2 to the financial statements.

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

    In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Voice Control Systems, Inc. as of December 31, 1997, and the results of its operations and its cash flows for each of the two years then ended in conformity with generally accepted accounting principles.


                                                            /s/ BDO Seidman, LLP
                                                            --------------------
                                                            BDO Seidman, LLP


January 30, 1998

                                                     VOICE CONTROL SYSTEMS, INC.

                                                                   BALANCE SHEET
                                                               DECEMBER 31, 1997
================================================================================


                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                              $ 12,667,979
    Accounts receivable (net of allowance
       for doubtful accounts of $215,000)                                     4,069,692
    Inventory (Note 4)                                                          457,852
    Prepaid expenses                                                            159,247
                                                                           ------------

             TOTAL CURRENT ASSETS                                            17,354,770

NET PROPERTY AND EQUIPMENT (NOTE 5)                                           1,524,904

OTHER ASSETS                                                                    153,841
                                                                           ------------
                                                                           $ 19,033,515
                                                                           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT:
    Accounts payable and accrued expenses (Note 7)                          $   957,789
    Deferred revenue (Note 6)                                                   748,124
                                                                           ------------

             TOTAL  LIABILITIES                                               1,705,913


COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS' EQUITY (NOTES 2, 3, 6, 8 AND 12):
    Preferred stock; $1.00 Par value; 300,000 shares authorized;                  --
         none issued
    Common stock, $.01 Par value:  20,000,000 shares authorized;
         11,337,466 shares issued and 11,312,466 outstanding                    113,375
    Paid-in capital                                                          37,355,930
    Treasury stock                                                              (75,313)
    Receivable from stockholders                                                (70,010)
    Accumulated Deficit                                                     (19,996,380)
                                                                           ------------

             TOTAL STOCKHOLDERS' EQUITY                                      17,327,602
                                                                           ------------

                                                                           $ 19,033,515
                                                                           ============


                 See accompanying notes to financial statements

                                                     VOICE CONTROL SYSTEMS, INC.

                                                        STATEMENTS OF OPERATIONS
================================================================================


                                                     YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                 1997                    1996
                                                ------------      ------------


SALES (NOTE 12)                                 $ 14,429,867      $ 13,577,420

COST OF SALES                                      3,221,629         2,721,934
                                                ------------      ------------

    GROSS PROFIT                                  11,208,238        10,855,486

COSTS AND EXPENSES:

    OPERATING EXPENSES:
    Research and development                       5,252,801         6,005,644
    Selling, general and administrative            7,143,619         6,817,599
    Merger costs                                        --           1,376,533
                                                ------------      ------------
             TOTAL OPERATING EXPENSES             12,396,420        14,199,776

    OTHER EXPENSES (INCOME):
    Interest expense (Income), net                  (748,924)         (669,378)
    Interest, to affiliates (Note 3)                    --             119,661
                                                ------------      ------------
         TOTAL OTHER EXPENSES (INCOME)              (748,924)         (549,717)


             TOTAL COSTS AND EXPENSES             11,647,496        13,650,059
                                                ------------      ------------


NET LOSS                                        $   (439,258)     $ (2,794,573)
                                                ============      ============

NET LOSS PER SHARE:  BASIC                      $      (0.04)     $      (0.34)
                                                ============      ============
WEIGHTED AVERAGE OUTSTANDING SHARES:              11,176,173         8,274,984
                                                ============      ============


                 See accompanying notes to financial statements

                                                     VOICE CONTROL SYSTEMS, INC.

                                               STATEMENTS OF STOCKHOLDERS EQUITY
================================================================================



                                               PREFERRED STOCK                COMMON STOCK         PAID-IN        TREASURY
                                           STOCK           DOLLARS      STOCK         DOLLARS      CAPITAL         STOCK
                                         ---------       ---------    ----------    ---------   -----------      ----------
BALANCE, January 1, 1996                   880,978       $   8,810     5,600,948    $  56,010   $20,452,004              $0

Accrued interest On Convertible
   Debt converted to shares of stock                                     131,903        1,319       119,874

Exercised options and warrants                                         1,262,962       12,630     1,282,180

Issuance of shares in exchange
  For Convertible Debt                                                   348,363        3,483       496,517

Stock Offering                                                         1,489,902       14,899    13,431,362

Conversion of series A preferred
   Stock to common stock                  (880,978)         (8,810)      880,978        8,810

NET LOSS                                        --              --            --           --            --              --
                                         ---------       ---------    ----------    ---------   -----------      ----------
BALANCE, December 31, 1996                       0               0     9,715,056       97,151    35,781,937               0

Accrued interest on Convertible
     Debt converted to shares of stock                                    36,220          362        32,917

Principal on Convertible Debt
     Converted to shares of stock                                      1,264,474       12,645     1,149,154

Exercised options and warrants                                           321,716        3,217       391,922

Treasury Stock Purchases                                                                                            (75,313)

Repayment of Promissory Note

Net Loss                                        --              --            --           --                            --
                                         ---------       ---------    ----------    ---------   -----------      ----------

BALANCE, December 31, 1997                      --              --    11,337,466    $ 113,375   $37,355,930      $  (75,313)
                                         =========       =========    ==========    =========   ===========      ==========
                                                  REC
                                                 FROM         ACCUMULATED
                                                  S/H           DEFICIT            TOTAL
                                              ----------     -------------      -----------
BALANCE, January 1, 1996                      $ (154,381)    $ (16,762,549)     $ 3,599,894

Accrued interest On Convertible
   Debt converted to shares of stock                                                121,193

Exercised options and warrants                                                    1,294,810

Issuance of shares in exchange
  For Convertible Debt                                                              500,000

Stock Offering                                    35,626                         13,481,887

Conversion of series A preferred
   Stock to common stock

NET LOSS                                              --        (2,794,573)      (2,794,573)
                                              ----------     -------------      -----------
BALANCE, December 31, 1996                      (118,755)      (19,557,122)      16,203,211

Accrued interest on Convertible
     Debt converted to shares of stock                                               33,279

Principal on Convertible Debt
     Converted to shares of stock                                                 1,161,799

Exercised options and warrants                                                      395,139

Treasury Stock Purchases                                                            (75,313)

Repayment of Promissory Note                      48,745                             48,745

Net Loss                                                          (439,258)        (439,258)
                                              ----------     -------------      -----------

BALANCE, December 31, 1997                    $  (70,010)    $ (19,996,380)     $17,327,602
                                              ----------     -------------      ===========


               See accompanying notes to the financial statements

                                                     VOICE CONTROL SYSTEMS, INC.

                                                        STATEMENTS OF CASH FLOWS
================================================================================


                                                                     Year Ended December 31,
                                                                 ------------------------------
                                                                      1997            1996
                                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                    $   (439,258)     $ (2,794,573)
     Adjustments to reconcile net loss to
         net cash provided in operating activities:
              Depreciation and amortization                           514,619           460,962
              Provision for bad debts                                 135,500           125,122
              Changes in operating assets and liabilities:
                  Accounts receivable                              (1,697,429)         (654,797)
                  Other assets                                       (101,988)          143,587
                  Prepaid expenses                                    (61,657)           27,750
                  Inventory                                            (5,174)          382,338
                  Accounts payable and accrued expenses               (22,630)          193,832
                  Deferred revenue                                   (677,639)          109,852
                                                                 ------------      ------------

NET CASH USED IN OPERATING ACTIVITIES                              (2,355,656)       (2,005,927)
                                                                 ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                            (571,760)         (600,663)
     Treasury purchased                                               (75,313)             --
                                                                 ------------      ------------

NET CASH USED IN INVESTING ACTIVITIES                                (647,073)         (600,663)
                                                                 ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                         --             500,000
     Proceeds from repayment of stockholder loan                       48,745            35,626
     Proceeds from sale of series A preferred stock                      --                --
     Proceeds from issuance of common stock                              --          13,446,261
     Proceeds from exercise of stock options                          395,139         1,294,810
                                                                 ------------      ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                             443,884        15,276,697
                                                                 ------------      ------------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS              (2,558,845)       12,670,107

CASH AND CASH EQUIVALENTS at beginning of year                     15,226,824         2,556,717
                                                                 ------------      ------------

CASH AND CASH EQUIVALENTS at end of year                         $ 12,667,979      $ 15,226,824
                                                                 ============      ============

SUPPLEMENTAL CASH FLOWS INFORMATION
     Non Cash Investing and Financing Activities:
         Conversion of debt and accrued interest to
              480,266, and 185,360 shares of stock--
              all issued to affiliates (Notes 3)                    1,195,078           621,193
         Conversion of note payable to an affiliate
              to a prepaid royalty                                       --           1,000,000
         Conversion of series A preferred stock to
              880,978 shares of common stock                             --             880,978



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

     Property and Equipment

     Property and equipment are recorded at cost. Additions and major improvements are capitalized while expenditures for maintenance and repairs are charged to expense when incurred. Depreciation is provided by the straight-line method over estimated useful lives ranging from three to seven years.

     Inventory

     Inventory consists of speech recognition products and raw materials used in the construction of speech recognition products. Inventory is stated at the lower of cost or market value. Cost is determined on a first-in, first-out basis.

     Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.

                                                     VOICE CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


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

     Earnings Per Share

     Net income (loss) per share is based on the weighted average number of shares of common stock outstanding. The Financial Accounting Standards Board recently adopted, SFAS No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires a calculation of book "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution. As the Company incurred a loss in both 1997 and 1996, the adoption of SFAS 128 had no impact on the calculation of "Basic"earnings per share.

     Cash Flows

     For purposes of the statement of cash flows, the Company considers money market instruments with original maturities of three months or less to be cash equivalents.

     Concentration of Credit Risk

     The Company sells products and licenses technology to customers in diversified industries. A significant portion of the Company's sales are to three customers (see Note 12). The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables are generally due within 30 days. Credit losses from customers have been within management's expectations, and management believes the allowance for doubtful accounts adequately provides for any expected losses.

     Almost 100% of the Company's cash and cash equivalents are in one bank. Thus, the balance over $100,000 exceeds the federally insured deposit limit.

     Stock Based Compensation

     For options issued to employees, the Company has elected to continue using the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion No. 25. "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. Options issued to non-employee directors and other non-employees are accounted for based on the options fair value as prescribed by SFAS No. 123. Fair value is determined by using a Black - Scholes model.

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

                                                     VOICE CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


NOTE 2 -- BUSINESS ACQUISITION (CONTINUED)

     Separate results of operations, excluding merger costs of $1,377,000, for the periods in 1996 prior to the merger with VPC are provided below

                                      TEN MONTHS ENDED
   REVENUES:                          OCTOBER 29,1996
                                      ----------------
   VCS                                   $ 7,048,425
   VPC                                     4,650,168
                                         -----------
   COMBINED:                              11,698,593

   NET INCOME (LOSS):
   VCS                                   $   584,563
   VPC                                    (1,682,934)
                                         -----------
   COMBINED:                             $(1,098,371)
                                         ===========


NOTE 3 -- ISSUANCE OF CONVERTIBLE DEBT

     In September 1991, the Company issued a three year convertible promissory note to a major customer (the "Lender") in the principal amount of $1,161,799 in exchange for certain demand notes previously issued by the Company. The conversion price was set at the Company's then market value per share. The note bore interest at a floating rate with a New Jersey bank plus 2%; with interest payable annually and principal was due on September 20, 1994. On March 14, 1994, the due date of the note was extended to January 1997. Interest in the amount of $121,193 was converted to 131,903 shares of stock in 1996. The promissory note and accrued interest was converted to 1,300,694 shares of common stock on January 1, 1997.

     In March 1996, prior to merger discussions with the Company, VPC issued convertible notes to stockholders in the amount of $500,000. The notes earned interest at a rate of 7% per year and were convertible into common stock at a rate of $1.4352 per share, VPC's then market value per share. The notes were due on July 31, 1996 and converted to 348,364 shares of common stock on July 31, 1996.

NOTE 4 -- INVENTORY

Inventory consists of the following at December 31, 1997:

                     Finished goods                           $    626,573
                     Reserve for excess and obsolescence          (168,721)
                                                              ------------
                                                              $    457,852
                                                              ============

NOTE 5 -- PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1997:

                     Research and development equipment       $   3,573,129
                     Furniture and fixtures                         684,007
                                                              -------------
                                                                  4,257,136
                     Accumulated depreciation                   ( 2,732,232)
                                                              -------------
                                                              $   1,524,904
                                                              =============

                                                     VOICE CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


NOTE 6 - DEFERRED REVENUE

     During 1995, VPC received advances from Creative Technology Ltd., a customer and stockholder, based on arrangements included in a development agreement. In connection with the merger described in Note 2, Creative agreed to convert the payable to prepaid royalties against future product sales. As a result of this agreement revenue of $500,000 has been recorded and $500,000 remains as deferred revenue as of December 31, 1997.


NOTE 7 -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31, 1997:

                     Trade accounts payable                   $    468,770
                     Accrued payroll                               150,834
                     Other accrued expenses                        338,185
                                                              ------------
                                                              $    957,789
                                                              ============


NOTE 8 -- COMMON STOCK

     STOCK OPTIONS

     At December 31, 1997 the Company has three stock option plans, which are described below. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for the plans. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation is recognized.

       Under its 1992 Plan, the Company may grant options to its employees for up to 1,300,000 shares of common stock. The Company on August 11, 1994 assumed as a result of an acquisition, stock options totaling 1,166,490 at an exercise price ranging from $1.15 to $1.53 per share. As of November 4, 1996, as result of the merger described in Note 2, the Company assumed stock options totaling 1,318,382 at exercise prices ranging from $.57 to $3.97.

     Options to purchase the Company's common stock have been granted to directors, officers and most classes of employees working for the Company. Options generally become exercisable in 20% cumulative annual increments beginning with the anniversary of the first year after the date of grant and expire at the end of ten years. During the years ended December 31, 1997 and 1996, 649,484 and 1,070,657 shares, respectively, were granted under the plans. All figures include, on a pro forma basis, options issued by VPC, using the applicable exchange rate, due to the merger with the Company.

     In November 1997, the Board of Directors approved the repricing of employee stock options with exercise prices at or above $6.00, to $3.75, the then market price. The repriced options vest 20% per year beginning in 1998. The options had original exercise prices ranging from $6.00 to $12.00. and original vesting of 25% per year beginning in 1997.

     The following includes all options presently outstanding:

                                                              Weighted-Average
                                              Shares           Exercise Price
                                            ---------         ----------------
     January 1, 1996                        2,011,663              $1.96
     Options granted                        1,070,657               4.46
     Options cancelled or forfeited          (155,623)              3.65
     Options exercised                       (126,739)              2.15
                                            ---------              -----
      December 31, 199                      2,799,958               2.63
     Options granted                          649,484               3.90
     Options cancelled or forfeited          (530,648)              6.45
     Options exercised                       (317,353)              1.24
                                            ---------              -----

Outstanding at  December 31, 1997           2,601,441              $2.54
                                            =========              =====

Options exercisable                         1,434,322              $1.85
                                            =========              =====

                                                     VOICE CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 8 -- COMMON STOCK (CONTINUED)

                               Options Outstanding                           Options Exercisable
                    -----------------------------------------------          -------------------
                     Number      Weighted-Average                        Number
Range of          Outstanding       Estimating      Weighted-Average   Exercisable    Weighted-Average
Exercise Prices     12/31/97     Contractual Life    Exercise Price    at 12/31/97     Exercise Price
---------------     -------      ----------------    --------------    -----------     --------------
$.57 to 2.99       1,533,623        4.9 years            $1.40          1,205,101          $1.39
3.00 to 6.00       1,067,818        7.9                   4.17            229,221           4.23
                   ---------        ---                   ----          ---------          -----
$.57 to 6.00       2,601,441        6.2                   2.54          1,434,322           1.85
                   =========        ===                   ====          =========          =====

     STOCK WARRANTS

     Pursuant to a director compensation plan discussed in 1995 and adopted in March 1996, the Company issued five-year warrants to non-employee Directors to purchase 40,000 shares of the Company's common stock for $5.63 per share. As a result of the merger with VPC, the Company assumed 99,975 warrants with an exercise price of $2.07, which expire September 30, 1998. At December 31, 1997 warrants to purchase 433,725 shares of the Company's common stock were outstanding at prices from $2.07 to $8.00 per share.

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

     STOCK BUYBACK

     The Company completed a stock buyback of 100,000 shares in January of 1998. The shares were acquired to fund its employee stock purchase plan which was established in November of 1997. The Board of Directors approved a second stock buyback of up to 1,000,000 shares in January of 1998. The Company has purchased 10,000 shares since the announcement of the buyback.

     Pro forma information is required by SFAS No. 123 to reflect the estimated effect on net income (loss) and net income (loss) per share as if the company had accounted for the stock options and other awards granted using the fair value method described in the statement. The fair value was estimated at the date of grant using the Black-Scholes options pricing model and with the following assumptions: risk-free interest rate of 5.4%; dividend yield of 0%; volatility factor of 76.5%; weighted-average expected life of 5.5 years and a forfeiture rate of 25%. The following effects on net income (loss), if SFAS No. 123 had been adopted, may not be reliable and are based on subjective assumptions.

                                                         1997             1996
                                                     -----------       -----------
     Net Loss (As Reported)                          $  (439,258)      $(2,794,573)
     Net Earnings (Under SFAS No. 123)               $(1,230,577)      $(4,752,858)
     Earnings Per Share (As Reported)                $     (0.04)      $     (0.34)
     Earnings Per Share (Under SFAS No. 123)         $     (0.11)      $     (0.57)

                                                     VOICE CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


NOTE 9 --  INCOME TAXES

     Significant components of the Company's net deferred tax assets for federal and state income taxes are as follows:

                                            1997               1996
                                       ---------------   ---------------
       Net operating losses            $     7,717,000   $     8,432,000
       Valuation allowance                  (7,717,000)       (8,432,000)
                                       ---------------   ---------------
                                       $          --     $          --
                                       ===============   ===============


The net operating loss (NOL) carryforwards of the Company expire from 1998 to 2012 and total approximately $22,688, 000 as of December 31, 1997. The Company has provided an allowance against its entire deferred tax asset relating primarily to NOL carryforwards of approximately $7,717,000 since management can not determine that it is more likely than not that the deferred tax asset will be realized. Approximately $1,225,000 in NOL carryforwards expired for the year ended December 31, 1997. In connection with its merger and acquisition activity the Company and its predecessors have experienced ownership change as defined by Internal Revenue Code 382 the effect of such changes limits the use of the Company's NOL in future years to approximately $1,405,000 annually. Any portion of an NOL limited by IRC 382 not used in a given year can be carried forward to subsequent years.

     The Company has provided an allowance for its entire deferred tax asset, as its realization is dependent upon the future generation of taxable income since management can not determine that it is more likely than not that the deferred tax asset will be realized. Until such realization can be reasonably determined based on established sources of earnings sufficient to utilize the NOL carryforward, management will continue to provide an allowance for the entire deferred tax asset.

NOTE 10 - - RELATED PARTY

     The Company has paid $60,000 for financial consulting to Princeton Venture Research a company owned by a director.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

     The Company rents offices and equipment under noncancelable and cancelable operating agreements. Minimum future rental obligations under noncancelable agreements as of December 31, 1997 are $211,066 annually through 2000 for Dallas office space and a separate lease of $504,132 annually through 1998 for Cambridge office space. For the years ended December 31, 1997 and December 31, 1996 rent expense is $723,500 and $713,000, respectively.

NOTE 12 -- MAJOR CUSTOMERS

     In 1997, three customers accounted for 29%, 14% and 10% of total sales revenue. Two customers accounted for 25% and 12 % of total sales revenue for the year ended December 31, 1996. The Company's largest customer was also the holder of the convertible debt and option agreement described in Note 3. Accounts receivable from the largest customer were 23% of the total receivable balance at December 31, 1997.

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

23.1 #           Consent of BDO Seidman, LLP

23.2 #           Consent of  BDO Seidman, LLP

23.3 #           Consent of Independent Certified Public Accountants

27               Financial Data Schedule

99**             1997 Proxy Statement of the Company

*      Confidential treatment has been requested for a portion of this exhibit.

**     To be filed with the Commission no later than April 29, 1998.

#      Filed herewith