Form 10QSB
period 1998-03-31
VOICE CONTROL SYSTEMS INC /DE/
filed 1998-05-15
CIK 350899

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            -----------------------

                                  FORM 10-QSB


                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                      -----------------------------------


            Quarter Ended March 31, 1998        Commission File No. 0-10385



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


                  ----------------------------------------

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

11,335,392 shares of Common Stock, $.01 par value outstanding at March 31, 1998.

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

                                                     VOICE CONTROL SYSTEMS, INC.

                                                                   BALANCE SHEET
                                                                     (UNAUDITED)
================================================================================

                                    ASSETS
                                                                     March 31,
                                                                       1998
                                                                   ------------
CURRENT ASSETS:
    Cash and cash equivalents                                      $ 12,450,222
    Accounts receivable (net of $316,000 allowance
       for doubtful accounts) (Note 5)                                3,675,745
    Inventory                                                           532,015
    Prepaid expenses                                                    184,398
                                                                   ------------

             TOTAL CURRENT ASSETS                                    16,842,380

NET PROPERTY AND EQUIPMENT                                            1,508,879

OTHER ASSETS                                                            156,566
                                                                   ------------

                                                                   $ 18,507,825
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT:
    Accounts payable and accrued expenses (Note 3)                    1,025,268
    Deferred revenue                                                    717,631

             TOTAL LIABILITIES                                        1,742,899
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock; $1.00 par value; 300,000 shares authorized;
         none issued and outstanding                                         --
    Common stock, $.01 par value:  20,000,000 shares
         authorized; 11,445,392 issued and 11,335,392
         outstanding                                                    114,454
    Paid-in capital                                                  37,498,711
       Treasury Stock                                                 (325,546)
    Receivable from shareholders                                       (70,010)
    Deficit                                                        (20,452,683)
                                                                   ------------

             TOTAL STOCKHOLDERS' EQUITY                              16,764,926
                                                                   ------------

                                                                   $ 18,507,825
                                                                   ============





                 See accompanying notes to financial statements

                                                     VOICE CONTROL SYSTEMS, INC.

                                                         STATEMENT OF OPERATIONS
                                                                     (UNAUDITED)
================================================================================

                                                            Three Months
                                                           Ended March 31,
                                                         1998           1997
                                                     --------------------------
SALES (NOTE 5)                                         3,772,067      4,002,701

COST OF SALES                                            732,337        650,920
                                                     -----------    -----------

GROSS PROFIT                                           3,039,730      3,351,781

COSTS AND EXPENSES:
Research and development                               1,280,805      1,258,176
Selling, general and administrative                    2,376,669      1,790,087
Other interest expense (Income), net                    (161,441)      (195,989)
                                                     -----------    -----------

TOTAL COSTS AND EXPENSES                               3,496,033      2,852,274
                                                     -----------    -----------

NET INCOME (LOSS) BEFORE TAXES                          (456,303)       499,507

INCOME TAXES (NOTE 4)                                          0          3,500
                                                     -----------    -----------

NET INCOME (LOSS)                                    $  (456,303)   $   496,007
                                                     ===========    ===========

NET INCOME (LOSS) PER SHARE:
     BASIC (NOTE 2)                                  $     (0.04)   $      0.04
                                                     ===========    ===========
     DILUTED (NOTE 2)                                $     (0.04)   $      0.04
                                                     ===========    ===========
WEIGHTED AVERAGE OUTSTANDING SHARES:
     BASIC (NOTE 2)                                   11,275,361     11,063,890
                                                     ===========    ===========
     DILUTED (NOTE 2)                                 11,275,361     12,808,185
                                                     ===========    ===========





                 See accompanying notes to financial statements

                                                     VOICE CONTROL SYSTEMS, INC.

                                                        STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)
================================================================================

                                                                  Three months Ended March 31,
                                                                  ----------------------------
                                                                     1998            1997
                                                                  -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                             $  (456,303)    $    496,007
    Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
             Depreciation and amortization                            149,245          120,882
             Changes in operating assets and liabilities:
                 Accounts receivable                                  393,947         (751,299)
                 Inventory                                            (74,163)        (121,781)
                 Prepaid expenses                                     (25,152)          (8,749)

                 Other assets                                          (2,725)             422
                 Accounts payable and accrued expenses                 67,479          126,394
                 Deferred revenue                                     (30,493)        (547,179)
                                                                  -----------     ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    21,835         (685,303)

Net Cash Used in Investing Activities:
    Treasury Stock purchased                                         (250,233)              --
    Capital expenditures                                             (133,219)         (69,165)
                                                                  -----------     ------------

Net cash used in investing activities                                (383,452)         (69,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from note receivable                                          --           48,745
    Proceeds from exercise of stock options                           143,860          127,247
                                                                  -----------     ------------

Net cash provided by financing activities                             143,860          175,992

Net decrease in cash and cash equivalents                            (217,757)        (578,476)

Cash and cash equivalents at beginning of year                     12,667,979       15,226,824
                                                                  -----------     ------------

Cash and cash equivalents at September 30                         $12,450,222     $ 14,648,348
                                                                  ===========     ============

Supplemental disclosures of cash flow information
         Interest paid                                            $        --     $        141
         Conversion of debt and interest by an affiliate
         to 1,300,694 shares of stock                                      --        1,195,078





                 See accompanying notes to financial statements

                                                     VOICE CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
================================================================================
1.       BUSINESS

         Voice Control Systems, Inc. (the "Company" or "VCS") engages in the design of voice recognition systems that allow for the voice control of electronic machines and/or devices. Operating results for the three months ending March 31, 1998 are not necessarily indicative of the expected results for the year. The unaudited financial statements include all adjustments, consisting primarily of normal recurring accruals, which management considers necessary for a fair presentation of such information.


2.       PER SHARE INFORMATION

         Net income (loss) per share is computed based upon the weighted average number of outstanding shares of common stock. The Financial Accounting Standards Board recently adopted, SFAS No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires a calculation of book "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution.

3.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following at March 31, 1998:

                     Accounts payable                       $   581,049
                     Accrued expenses                           444,219
                                                            -----------
                                                            $ 1,025,268
                                                            ===========

4.       INCOME TAXES

          The net operating loss (NOL) carryforwards of the Company expire from 1998 to 2012 and total approximately $23,144,000 as of March 31, 1998. The Company has provided an allowance against its entire deferred tax asset relating primarily to NOL carryforwards of approximately $7,869,000 since management cannot determine that it is more likely than not that the deferred tax asset will be realized. Approximately $1,225,000 in NOL carryforwards expired for the year ended December 31, 1997. In connection with its merger and acquisition activity the company and its predecessors have experienced ownership change as defined by Internal Revenue Code 382 the effect of such changes limits the use of the Company's NOL in future years to approximately $1,405,000 annually. Any portion of an NOL limited by IRC 382 not used in a given year can be carried forward to subsequent years.

                                                     VOICE CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
================================================================================

         The Company has provided an allowance for its entire deferred tax asset as its realization is dependent upon future generation of taxable income since management can not determine that it is more likely than not that the deferred tax asset will be realized. Until such realization can be reasonably determined based on established sources of earnings sufficient to utilize the NOL carryforward, management will continue to provide an allowance for the entire deferred tax asset.

         The following reconciles income tax expense at the federal statutory rate to the actual tax expense for the three months ended March 31:

                                                       1998        1997
                                                     --------    ---------
           Income taxes at the statutory rate        $     --    $ 172,000
           State taxes based on income                     --       23,000
           Effect on taxes resulting from:
               Utilization of NOL carryforwards            --     (195,000)
               Federal Alternative Minimum Taxes           --        3,500
                                                     --------    ---------
                                                     $     --    $   3,500
                                                     ========    =========

5.       MAJOR CUSTOMERS

         Three customers accounted for 23%, 18% and 13% of total sales revenue for the three months ended March 31, 1998. Three customers accounted for 36%, 12% and 10% of total sales revenue for the three months ended March 31, 1997.

         The Company's largest customer was also the holder of its short-term convertible debt. The promissory note and accrued interest was converted to 1,300,694 shares of common stock on January 1, 1997. Accounts receivable from the three largest customers were 6%, 22% and 14% of the total receivable balance at March 31, 1998.

6.       NEW ACCOUNTING PRONOUNCEMENT

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all Items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

         SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. The adoption of SFAS 130 had no effect on the financial statements of the Company.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is effective for the Company for the year ending December 31, 1998. This statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires these enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company is currently evaluating the impact that the adoption of SFAS 131 will have on its consolidated financial statements.

                                                     VOICE CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
================================================================================


7.       SUBSEQUENT EVENTS

         On April 14, 1998 Voice Control Systems, Inc acquired Purespeech, Inc. for 2,005,846 shares of Common Stock. The transaction will be accounted for using the purchase method of accounting.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 vs. March 31, 1997

Sales decreased 6% from $4,003,000 during the three months ending March 31, 1997 to $3,772,000 during the three months ending March 31, 1998. Three customers, Dialogic Corporation, Intervoice and OKI Telecom, Inc., accounted for 23%, 18% and 13%, respectively, of total sales for the three months ending March 31, 1998. Dialogic Corporation, Creative Technology and Glenayre accounted for 36%, 12% and 10%, respectively, of total sales for the three months ending March 31, 1997. Royalty, development and license fees, which increased 8% over the three months ending March 31, 1997, were 42% of total revenues for the three months ending March 31, 1998. Hardware sales, which decreased 11% over the three months ending March 31, 1997, were 56% of revenues in the three months ending March 31, 1998.

Cost of sales includes the cost of components and subcontracted manufacturing related to hardware products. Gross profit as a percent of sales decreased from 84% for the three months ending March 31, 1997 to 81% for the three months ending March 31, 1998 as a result of hardware mix.

Research and development expenses increased 2% from $1,258,000 for the three months ending March 31, 1997 to $1,281,000 for the three months ending March 31, 1998. This increase reflects the increase in wages for the period.

Selling, general, and administrative expenses increased 33% from $1,790,000 for the three months ending March 31, 1997 to $2,377,000 for the three months ending March 31, 1998. The increase is due to the introduction of the Company's Ready Receptionist product and additions to the selling and marketing areas to support the growing customer base.

The net operating loss (NOL) carryforwards of the Company expire from 1998 to 2012 and total approximately $23,144,000 as of March 31, 1998. The Company has provided an allowance against its entire deferred tax asset relating primarily to NOL carryforwards of approximately $7,869,000 since management cannot determine that it is more likely than not that the deferred tax asset will be realized. Approximately $1,225,000 in NOL carryforwards expired for the year ended December 31, 1997. In connection with its merger and acquisition activity the company and its predecessors have experienced ownership change as defined by Internal Revenue Code 382 the effect of such changes limits the use of the Company's NOL in future years to approximately $1,405,000 annually. Any portion of an NOL limited by IRC 382 not used in a given year can be carried forward to subsequent years.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal cash requirements to date have been to fund working capital and capital expenditures in order to support its sales growth. Net working capital at March 31, 1998 was $14,915,000. In the past, the Company's working capital needs were financed primarily through cash flow from operations and proceeds from the exercise of warrants and stock options.

At March 31, 1998, the Company held $12,450,000 in cash and cash equivalents. Cash and cash equivalents are invested in institutional cash investment accounts with preservation of capital being the primary consideration. All investments currently have overnight liquidity. Historically, the Company's primary source of liquidity has been the timely collection of its accounts receivable. The average day's sales in accounts receivable was 88 days as of March 31, 1998.

The Company's inventory as of March 31, 1998 was approximately $532,000. Reserves of approximately $219,000 have been established for obsolescence.

The Company maintained no debt obligations as of March 31, 1998.

The Company's capital expenditures were $133,000 for the three months ended March 31, 1998. The expenditures were primarily for computer equipment.

VCS believes that its existing sources of liquidity, funds generated by operations, will be sufficient to provide the capital resources necessary to support increased operating needs and finance continued growth in the foreseeable future.

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



                                          VOICE CONTROL SYSTEMS, INC.




Dated: May 15, 1998                       By:  /s/ Peter J. Foster
                                               -------------------
                                               Peter J. Foster
                                               Chief Executive Officer
                                               and President

                                               /s/ Kim S. Terry
                                               ----------------
                                               Kim S. Terry
                                               Principal Financial
                                               and Accounting Officer

                                 Exhibit Index

Exhibit
Number                    Description
------                    -----------
  27                      Financial Data Schedule