Form 10QSB
period 1998-06-30
VOICE CONTROL SYSTEMS INC /DE/
filed 1998-08-14
CIK 350899

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       -----------------------------------


       Quarter Ended June 30, 1998         Commission File No. 0-10385



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

          13,548,812 shares of Common Stock, $.01 par value outstanding at June 30, 1998.

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

                                                     VOICE CONTROL SYSTEMS, INC.

                                                                   BALANCE SHEET
                                                                     (UNAUDITED)
================================================================================


                                     ASSETS
                                                                         June 30,
                                                                          1998
                                                                      ------------
CURRENT ASSETS:
     Cash and cash equivalents                                        $  6,644,302
     Accounts receivable (net of $391,000 allowance
        for doubtful accounts) (Note 5)                                  5,077,003
     Inventory                                                             591,095
     Prepaid expenses                                                      361,700
                                                                      ------------

              TOTAL CURRENT ASSETS                                      12,674,100

NET PROPERTY AND EQUIPMENT                                               1,683,800
Goodwill (Note 7)                                                        1,315,980
OTHER ASSETS                                                               126,604
                                                                      ------------
                                                                      $ 15,800,484
                                                                      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT:
     Accounts payable and accrued expenses (Note 3)                   $  1,609,939
     Deferred revenue                                                    1,163,640
                                                                      ------------
              TOTAL CURRENT LIABILITIES                                  2,773,579

LONG TERM DEBT                                                                --

              TOTAL LIABILITIES                                          2,773,579
                                                                      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock; $1.00 par value; 300,000 shares authorized;
         none issued and outstanding                                          --
     Common stock, $.01 par value:  20,000,000 shares
         authorized; 13,658,812 issued and 13,548,812 outstanding          135,488
     Paid-in capital                                                    46,477,472
     Treasury Stock                                                       (325,546)
     Receivable from shareholders                                          (70,010)
     Deficit                                                           (33,190,499)
                                                                      ------------
              TOTAL STOCKHOLDERS' EQUITY                                13,026,905
                                                                      ------------
                                                                      $ 15,800,484
                                                                      ============



                 See accompanying notes to financial statements

                                                     VOICE CONTROL SYSTEMS, INC.

                                                        STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)
================================================================================


                                                  Three Months                         Six Months
                                                 Ended June 30,                      Ended June 30,
                                         ------------------------------      ------------------------------
                                             1998              1997              1998              1997
                                         ------------      ------------      ------------      ------------
SALES (NOTE 5)                           $  4,067,919         4,262,181         7,839,986         8,264,882

COST OF SALES                               1,009,976         1,045,178         1,742,313         1,696,098
                                         ------------      ------------      ------------      ------------

GROSS PROFIT                                3,057,943         3,217,003         6,097,673         6,568,784

COSTS AND EXPENSES:
Research and development                    1,423,686         1,336,939         2,704,491         2,595,115
Selling, general and administrative         3,197,675         1,703,220         5,574,344         3,493,307
Other interest expense (Income), net         (123,731)         (185,670)         (285,171)         (381,659)
Acquired in process R&D                    11,298,128                 0        11,298,128                 0
                                         ------------      ------------      ------------      ------------

TOTAL COSTS AND EXPENSES                   15,795,758         2,854,489        19,291,792         5,706,763
                                         ------------      ------------      ------------      ------------

NET INCOME (LOSS) BEFORE TAXES            (12,737,815)          362,513       (13,194,119)          862,020

INCOME TAXES (NOTE 4)                               0             7,250                 0            10,750
                                         ------------      ------------      ------------      ------------

NET INCOME                               $(12,737,815)     $    355,263      $(13,194,119)     $    851,270
                                         ============      ============      ============      ============
NET INCOME (LOSS) PER SHARE:
Basic (Note 2)                           $      (0.97)     $       0.03      $      (1.08)     $       0.07
                                         ============      ============      ============      ============
Diluted (Note 2)                         $      (0.97)     $       0.03      $      (1.08)     $       0.06
                                         ============      ============      ============      ============

WEIGHTED AVERAGE OUTSTANDING SHARES:
Basic (Note 2)                             13,168,469        12,541,152        12,227,146        12,679,240
                                         ============      ============      ============      ============
Diluted (Note 2)                           13,168,469        13,658,184        12,227,146        13,796,272
                                         ============      ============      ============      ============



                 See accompanying notes to financial statements

                                                     VOICE CONTROL SYSTEMS, INC.

                                                        STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)


                                                                  Six months Ended June 30,
                                                               ------------------------------
                                                                   1998              1997
                                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                         $(13,194,119)     $    851,270
     Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
              In Process R&D                                     11,298,128
              Depreciation and amortization                         444,937           246,405
              Changes in operating assets and liabilities:
                  Accounts receivable                              (984,768)       (1,457,097)
                  Inventory                                        (133,053)          (77,471)
                  Prepaid expenses                                 (177,238)          (56,031)
                  Other assets                                       46,072          (103,973)
                  Accounts payable and accrued expenses              63,939           421,945
                  Deferred revenue                                 (138,937)         (734,171)
                                                               ------------      ------------

Net cash provided by (used in) operating activities              (2,775,039)         (909,123)

NET CASH USED IN INVESTING ACTIVITIES:
         Capital expenditures                                      (266,936)         (195,298)
          Acquisition of Purespeech                              (2,140,330)
                                                               ------------      ------------
Net cash used in investing activities                            (2,407,266)         (195,298)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from note receivable                                                     48,745
     Retirement of note payable                                  (1,500,000)
     Treasury Stock purchased                                      (250,233)               --
     Proceeds from exercise of stock options                        908,861           171,622
                                                               ------------      ------------

Net cash provided by (used in) financing activities                (841,372)          220,367

Net decrease in cash and cash equivalents                        (6,023,677)         (884,054)

Cash and cash equivalents at beginning of year                   12,667,979        15,226,824
                                                               ------------      ------------

Cash and cash equivalents at June 30                           $  6,644,302      $ 14,342,770
                                                               ============      ============

Supplemental disclosures of cash flow information
         Interest paid                                         $         --      $        242
         Conversion of debt and interest by an affiliate
         to 1,300,694 shares of stock                                    --         1,195,078

                 See accompanying notes to financial statements

                                                     VOICE CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
================================================================================

1.       BUSINESS

         Voice Control Systems, Inc. (the "Company" or "VCS") engages in the design of voice recognition systems that allow for the voice control of electronic machines and/or devices. Operating results for the six months ending June 30, 1998 are not necessarily indicative of the expected results for the year. The unaudited financial statements include all adjustments, consisting primarily of normal recurring accruals, which management considers necessary for a fair presentation of such information.


2.       PER SHARE INFORMATION

         Net income (loss) per share is computed based upon the weighted average number of outstanding shares of common stock. The Financial Accounting Standards Board recently adopted, SFAS No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires a calculation of book "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution.

3.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following at June 30, 1998:

                           Accounts payable                    $  609,097
                           Accrued expenses                     1,000,842
                                                               ----------
                                                               $1,609,939
                                                               ==========

4.       INCOME TAXES

           The net operating loss (NOL) carryforwards of the Company expire from 1998 to 2012 and total approximately $35,882,000 as of June 30, 1998. The Company has provided an allowance against its entire deferred tax asset relating primarily to NOL carryforwards of approximately $12,200,000 since management cannot determine that it is more likely than not that the deferred tax asset will be realized. Approximately $1,225,000 in NOL carryforwards expired for the year ended December 31, 1997. In connection with its merger and acquisition activity the company and its predecessors have experienced an ownership change as defined by Internal Revenue Code 382; the effect of such changes limits the use of the Company's NOL in future years to approximately $1,405,000 annually. Any portion of an NOL limited by IRC 382 not used in a given year can be carried forward to subsequent years.

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

         The following reconciles income tax expense at the federal statutory rate to the actual tax expense for the six months ended June 30:

                                              1998          1997
                                          -----------     ---------
Income taxes at the statutory rate        $        --     $ 302,000
State taxes based on income                        --        39,000
Effect on taxes resulting from:
    Utilization of NOL carryforwards               --      (341,000)
    Federal Alternative Minimum Taxes              --        10,750
                                          -----------     ---------
                                          $        --     $  10,750
                                          ===========     =========

5.       MAJOR CUSTOMERS

         Three customers accounted for 22%, 21% and 11% of total sales revenue for the six months ended June 30, 1998. Two customers accounted for 32%, and 14% of total sales revenue for the six months ended June 30, 1997.

         The Company's largest customer was also the holder of its short-term convertible debt. The promissory note and accrued interest was converted to 1,300,694 shares of common stock on January 1, 1997. Accounts receivable from the three largest customers were 15%, 15% and 16% of the total receivable balance at June 30, 1998.

                                                     VOICE CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
================================================================================

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

7.       BUSINESS ACQUISITION

         On April 14, 1998 Voice Control Systems, Inc acquired Purespeech, Inc. for 1,957,041 shares of Common Stock and cash of $2,140,000. This includes the conversion of PureSpeech warrants to 317,608 of VCS warrants. The transaction will be accounted for using the purchase method of accounting. The preliminary allocation of the purchase price is as follows:

          Goodwill                          $ 1,415,000
          Net value of remaining assets         317,200
          Acquired in process R&D            11,298,000
                                            -----------
                                             13,030,000

          The acquired research and development will be charged to expense as research and development costs. Goodwill will be amortized over its estimated useful life of five years.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
Six months Ended June 30, 1998 vs. June 30, 1997
------------------------------------------------

Sales decreased 5% from $8,265,000 during the six months ending June 30, 1997 to $7,840,000 during the six months ending June 30, 1998. Three customers Dialogic Corporation, OKI Telecom and Intervoice accounted for 22%, 21% and 11% respectively, of total sales for the six months ending June 30, 1998. Dialogic Corporation and Glenayre accounted for 32% and 14% respectively, of total sales for the six months ending June 30, 1997. Royalty, development and license fees, which increased 34% over the six months ending June 30, 1997, were 43% of total revenues for the six months ending June 30, 1998. Hardware sales, which decreased 19% over the six months ending June 30, 1997, were 55% of revenues in the six months ending June 30, 1998. The decrease in hardware sales is partially offset by the increase in royalties, development and license fees as the company continues to transition from primarily providing hardware to primarily providing software.

Cost of sales includes the cost of components and subcontracted manufacturing related to hardware products. Gross profit as a percent of sales decreased from 79% to 78% in the six months ending June 30, 1997 and 1998 as a result of the decreased margin on hardware sales.

Research and development expenses increased 1% from $2,595,000 in the six months ending June 30, 1997 to $2,704,000 in the six months ending June 30, 1998. This increase is a result of the merger with Purespeech.

Selling, general, and administrative expenses increased 60% from $3,493,000 in the six months ending June 30, 1997 to $5,574,000 in the six months ending June 30, 1998. Additional sales personnel, operations and administrative staff have been added to help support a growing customer base of firms utilizing speech recognition technology with the addition of the Purespeech product line to VCS.

On April 14, 1998 VCS acquired 100 percent of the common stock and common stock equivalents of PureSpeech in return for VCS stock. Pursuant to the terms of the agreement, all shares of PureSpeech common and preferred stock outstanding immediately prior to the closing of the Merger were converted into and exchanged for 1,316,555 shares of VCS Common Stock. In addition, PureSpeech shareholder debt assumed by VCS was converted into 322,878 shares of VCS common stock. Options, warrants and other rights to acquire PureSpeech common stock were converted to options and warrants to acquire 619,561 shares of VCS common stock. The Merger was accounted for as a purchase with VCS acquiring PureSpeech in the acquisition. The acquired in process research and development is expensed in the accompanying financial statements.

The net operating loss (NOL) carryforwards of the Company expire from 1998 to 2012 and total approximately $35,882,000 as of June 30, 1998. The Company has provided an allowance against its entire deferred tax asset relating primarily to NOL carryforwards of approximately $12,200,000 since management cannot determine that it is more likely than not that the deferred tax asset will be realized. Approximately $1,225,000 in NOL carryforwards expired for the year ended December 31, 1997. In connection with its merger and acquisition activity the company and its predecessors have experienced ownership changes as defined by Internal Revenue Code 382 the effect of such changes limits the use of the Company's NOL in future years to approximately $1,405,000 annually. Any portion of an NOL limited by IRC 382 not used in a given year can be carried forward to subsequent years.

Three Months Ended June 30, 1998 vs. June 30, 1997
--------------------------------------------------

Sales decreased 5% from $4,262,000 during the three months ending June 30, 1997 to $4,068,000 during the three months ending June 30, 1998. Two customers OKI Telecom and Dialogic Corporation accounted for 28% and 21% respectively, of total sales for the three months ending June 30, 1998. Dialogic Corporation, Glenayre and OKI Telecom accounted for 29%, 18% and 13%, respectively, of total sales for the three months ending June 30, 1997. Royalty, development and license fees, which increased 70% over the three months ending June 30, 1997, were 44 % of total revenues for the three months ending June 30, 1998. Hardware sales, which decreased 26% over the three months ending June 30, 1997, were 54% of revenues in the three months ending June 30, 1998. The increase in royalties, development and license fees were offset by the decrease in hardware.

Cost of sales includes the cost of components and subcontracted manufacturing related to hardware products. Gross profit as a percent of sales was flat at 75% for the three months ending June 30, 1997 and for the three months ending June 30, 1998 as a result of the decreased margin on hardware sale.

Research and development expenses increased 6% from $1,337,000 for the three months ending June 30, 1997 to $1,424,000 for the three months ending June 30, 1998. This increase reflects the increase in wages for the period and the increase in R&D personnel from the Purespeech acquisition.

Selling, general, and administrative expenses increased 87% from $1,703,000 for the three months ending June 30, 1997 to $3,198,000 for the three months ending June 30, 1998. The increase is due to the introduction of the Company's speech enabled auto-attendant product and additions to the selling, marketing and administrative areas due to the Purespeech acquisition.

On April 14, 1998 VCS acquired 100 percent of the common stock and common stock equivalents of PureSpeech in return for VCS stock. Pursuant to the terms of the agreement, all shares of PureSpeech common and preferred stock outstanding immediately prior to the closing of the Merger were converted into and exchanged for 1,316,555 shares of VCS Common Stock. In addition, PureSpeech shareholder debt assumed by VCS was converted into 322,878 shares of VCS common stock. Options, warrants and other rights to acquire PureSpeech common stock were converted to options and warrants to acquire 619,561 shares of VCS common stock. The Merger was accounted for as a purchase with VCS acquiring PureSpeech in the acquisition. The acquired in process research and development is expensed in the accompanying financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal cash requirements to date have been to fund working capital and capital expenditures in order to support its sales growth. Net working capital at June 30, 1998 was $9,901,000. In the past, the Company's working capital needs were financed primarily through cash flow from operations and proceeds from the exercise of warrants and stock options.

At June 30, 1998, the Company held $6,644,000 in cash and cash equivalents. Cash and cash equivalents are invested in institutional cash investment accounts with preservation of capital being the primary consideration. All investments currently have overnight liquidity. Historically, the Company's primary source of liquidity has been the timely collection of its accounts receivable. The average day's sales in accounts receivable was 117 days as of June 30, 1998.

The Company's inventory as of June 30, 1998 was approximately $591,000. Reserves of approximately $219,000 have been established for obsolescence.

The Company maintained no debt obligations as of June 30, 1998.

The Company's capital expenditures were $382,000 for the three months ended June 30, 1998. The expenditures were primarily for computer equipment.

VCS believes that its existing sources of liquidity and funds generated by operations will be sufficient to provide the capital resources necessary to support its' increased operating needs and finance continued growth in the foreseeable future.

PART II -  OTHER INFORMATION


            ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits

                     27 - Financial Data Schedule

              (b)   Reports on Form 8-K

                    A report on Form 8-K was filed April 14, 1998 reporting the completion of the merger of Voice Control Systems, Inc. and PureSpeech Inc. pursuant to the Agreement and Plan of Merger.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    VOICE CONTROL SYSTEMS, INC.




Dated: August 14, 1998              By:  /s/ Peter J. Foster
                                         -------------------
                                         Peter J. Foster
                                         Chief Executive Officer and President

                                         /s/ Kim S. Terry
                                         -------------------
                                         Kim S. Terry
                                         Principal Financial and Accounting
                                         Officer

                                  Exhibit Index

Exhibit
Number                     Description
-------                    -----------
27                         Financial Data Schedule