Form 10KSB/A
period 1997-12-31
VOICE CONTROL SYSTEMS INC /DE/
filed 1998-09-01
CIK 350899

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB/A


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


The Company's sales to Dialogic are expected to shift over time from predominantly hardware to predominantly software, as the market demand for Dialogic SCSA products increases. This shift is expected to occur over the next three to six months. With the shift from hardware sales to software sales, the Company's gross revenue from Dialogic may decrease while increased royalty revenue should improve gross margins. See "Products and Services--Telecommunications Products".


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


In January of 1998, the Company announced its intention to buy-back up to one million shares of its capital stock. The buy-back will be financed from the Company's cash and cash equivalents. As of December 31, 1997, the Company had acquired 25,000 shares for total consideration of $75,300.



The Company's inventory as of December 31, 1997 was $458,000. Reserves of $169,000 have been established for obsolescence as of December 31, 1997. The reserve is primarily related to the Personal Voice Dialer product whose sales have been less than anticipated. The reserve was established to record the dialer product to its expected net realizable value based on revised sales projections.


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

                                          VOICE CONTROL SYSTEMS, INC.


Date:  September 1, 1998
                                          By: /s/ Peter J. Foster
                                             ----------------------------------
                                          Peter J. Foster,
                                          President and Chief Executive Officer

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


Dallas, Texas
January 30, 1998

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
                                                                           ------------

                                                                           $ 19,033,515
                                                                           ============


                 See accompanying notes to financial statements

                                                     VOICE CONTROL SYSTEMS, INC.

                                                        STATEMENTS OF OPERATIONS
================================================================================


                                                     YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                 1997                    1996
                                                ------------      ------------


SALES (NOTE 12)                                 $ 14,429,867      $ 13,577,420

COST OF SALES                                      3,221,629         2,721,934
                                                ------------      ------------

    GROSS PROFIT                                  11,208,238        10,855,486

COSTS AND EXPENSES:

    OPERATING EXPENSES:
    Research and development                       5,252,801         6,005,644
    Selling, general and administrative            7,143,619         6,817,599
    Merger costs                                        --           1,376,533
                                                ------------      ------------
             TOTAL OPERATING EXPENSES             12,396,420        14,199,776

    OTHER EXPENSES (INCOME):
    Interest Income                                 (749,273)         (676,560)
    Interest Expense                                     349             7,182
    Interest, to affiliates (Note 3)                    --             119,661
                                                ------------      ------------
         TOTAL OTHER EXPENSES (INCOME)              (748,924)         (549,717)


             TOTAL COSTS AND EXPENSES             11,647,496        13,650,059
                                                ------------      ------------


NET LOSS                                        $   (439,258)     $ (2,794,573)
                                                ============      ============

NET LOSS PER SHARE:  BASIC                      $      (0.04)     $      (0.34)
                                                ============      ============
WEIGHTED AVERAGE OUTSTANDING SHARES:              11,176,173         8,274,984
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
                                                                 ============      ============

SUPPLEMENTAL CASH FLOWS INFORMATION
     Non Cash Investing and Financing Activities:
         Conversion of debt and accrued interest to
              1,300,694, and 480,267 shares of stock--
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

     Revenue Recognition


     Other than for long-term contracts, revenue is recorded when products are shipped to customers. Warranty expense is insignificant.



     Technology and prototype development revenue, derived from long-term contracts, is recognized when earned under the terms of the related contract. The intent of the contracts is to develop the application of the Company's technology to products to be manufactured and marketed by others. Such programs usually culminate in the delivery of a prototype unit. The contracts for such programs generally provide for the payment of a specified portion of the total fee at certain stages in the completion of the project, and sometimes provide for an advance payment at the commencement of the project. Accordingly, fees billed or received prior to the completion of the related stage of the project, and those subject to forfeiture in the event of a delay in project completion, are presented as deferred revenue in the accompanying balance sheets. The Company recognizes any loss related to long-term contracts immediately when it is determined that the expected cost to complete a contract exceeds the contract amount.



     The Company also grants licenses to customers to use the Company's technologies in their products. Depending on the type of license, customers pay annual or one-time license fees. License fees are recognized in the period earned based on the individual license agreement. Licensees pay royalties to the Company based on the volume of products sold by the licensee utilizing the licensed technology. Royalty revenue is reported to the Company by licensees pursuant to contractual obligations, monthly or quarterly, and is recognized as revenue when reported by the customer.


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

NOTE 2 -- BUSINESS ACQUISITION


     Effective November 4, 1996, the Company acquired VPC in a transaction accounted for using the pooling-of-interests method of accounting (see Note 1). Each outstanding share of VPC common stock was converted into and exchanged for
0.87091 shares of VCS common stock. In addition, all options and warrants to purchase VPC shares were exchanged for options and warrants to purchase VCS shares at the .87091 exchange rate. The stock conversion referred to above has been retroactively reflected in the financial statements for all periods presented. The financial statements present the financial data for the Company and VPC on a combined basis as if the transaction had occurred on January 1, 1996.

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
                                         ===========


NOTE 3 -- ISSUANCE OF CONVERTIBLE DEBT


     In September 1991, the Company issued a three year convertible promissory note to a major customer (the "Lender") in the principal amount of $1,161,799 in exchange for certain demand notes previously issued by the Company. The conversion price was set at the Company's then market value per share. The note bore interest at a floating rate with a New Jersey bank plus 2%; with interest payable annually and principal was due on September 20, 1994. On March 14, 1994, the due date of the note was extended to January 1997. Interest in the amount of $121,193 was converted to 131,903 shares of stock in 1996. The promissory note and accrued interest was converted to 1,300,694 shares of common stock on January 1, 1997 at the conversion price established in September of 1991.


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
                                                              =============

                                                     VOICE CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


NOTE 6 - DEFERRED REVENUE


     During 1995, VPC received advances from Creative Technology Ltd., a customer and stockholder, based on arrangements included in a development agreement. In connection with the merger described in Note 2, Creative agreed to convert the payable to prepaid license fees and royalties against future product sales. As a result of this agreement deferred revenue of $1,000,000 was recorded in 1996. In March of 1997, the Company completed certain milestones contained in the agreement and recorded $500,000 in revenue. At December 31, 1997, $500,000 remains in deferred revenue related to this agreement.


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

     The following includes all options presently outstanding:


                                                                                     Weighted-Average
                                                              Weighted-Average          Fair Value
                                              Shares           Exercise Price          at Grant Date
                                            ---------         ----------------       ----------------
     January 1, 1996                        2,011,663              $1.96
     Options granted                        1,070,657               4.46                 4.46
     Options cancelled or forfeited          (155,623)              3.65
     Options exercised                       (126,739)              2.15
                                            ---------              -----
      December 31, 199                      2,799,958               2.63
     Options granted                          649,484               3.90                 3.90
     Options cancelled or forfeited          (530,648)              6.45
     Options exercised                       (317,353)              1.24
                                            ---------              -----

Outstanding at  December 31, 1997           2,601,441              $2.54
                                            =========              =====

Options exercisable                         1,434,322              $1.85
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

NOTE 12 -- MAJOR CUSTOMERS


     In 1997, three customers accounted for 29%, 14% and 10% of total sales revenue. Two customers accounted for 25% and 12 % of total sales revenue for the year ended December 31, 1996. The Company's largest customer was also the holder of the convertible debt described in Note 3. Accounts receivable from the largest customer were 23% of the total receivable balance at December 31, 1997.

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

27 #             Financial Data Schedule

99**             1997 Proxy Statement of the Company

*      Confidential treatment has been requested for a portion of this exhibit.

**     To be filed with the Commission no later than April 29, 1998.

#      Filed herewith