Form 10QSB
period 1998-09-30
VOICE CONTROL SYSTEMS INC /DE/
filed 1998-11-13
CIK 350899

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


   Quarter Ended September 30, 1998             Commission File No. 0-10385



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

13,654,553 shares of Common Stock, $.01 par value outstanding at September 30, 1998.

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

                                                    VOICE CONTROL SYSTEMS, INC.

                                                                  BALANCE SHEET
                                                                    (UNAUDITED)


===============================================================================

                                     ASSETS
                                                                         September 30,
                                                                             1998
                                                                         -------------
CURRENT ASSETS:
      Cash and cash equivalents                                          $  6,460,519
      Accounts receivable (net of $368,000 allowance
         for doubtful accounts) (Note 5)                                    3,985,055
      Inventory                                                               655,356
      Prepaid expenses                                                        367,262
                                                                         ------------
                TOTAL CURRENT ASSETS                                       11,468,192

NET PROPERTY AND EQUIPMENT                                                  1,628,074
GOODWILL (NOTE 7)                                                           1,176,393
OTHER ASSETS                                                                  125,804
                                                                         ------------
                                                                         $ 14,398,463
                                                                         ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT:
      Accounts payable and accrued expenses (Note 3)                     $  1,449,369
      Deferred revenue                                                        570,486
                                                                         ------------
                TOTAL CURRENT LIABILITIES                                   2,019,855

LONG TERM DEBT                                                                 18,283
                                                                         ------------
                TOTAL LIABILITIES                                           2,038,138
                                                                         ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
      Preferred stock; $1.00 par value; 300,000 shares authorized;
           none issued and outstanding                                           --
      Common stock, $.01 par value:  20,000,000 shares
           authorized; 13,864,953 issued and 13,654,553 outstanding           136,545
      Paid-in capital                                                      46,666,192
      Treasury stock                                                         (443,881)
      Receivable from shareholders                                            (70,010)
      Deficit                                                             (33,928,521)
                                                                         ------------

                TOTAL STOCKHOLDERS' EQUITY                                 12,360,325

                                                                         $ 14,398,463
                                                                         ============

                 See accompanying notes to financial statements

                                                    VOICE CONTROL SYSTEMS, INC.

                                                       STATEMENTS OF OPERATIONS
                                                                    (UNAUDITED)
===============================================================================

                                                          Three Months                    Nine Months
                                                       Ended September 30,            Ended September 30,
                                                     1998             1997           1998            1997
                                                  -----------     -----------     -----------     -----------

SALES (NOTE 5) ..............................     $ 3,688,532     $ 2,021,095     $11,528,518     $10,285,977

COST OF SALES ...............................         597,977         450,197       2,340,290       2,146,296
                                                  -----------     -----------     -----------     -----------
GROSS PROFIT ................................       3,090,555       1,570,898       9,188,228       8,139,681

COSTS AND EXPENSES:
Research and development ....................       1,304,431       1,323,401       4,008,922       3,918,516
Selling, general and administrative .........       2,620,235       1,737,193       8,194,579       5,230,499
Other interest expense (Income), net ........         (96,089)       (189,045)       (381,260)       (570,703)
Acquired in process resarch
   and development (Note 7) .................               0               0      11,298,128               0
                                                  -----------     -----------     -----------     -----------
TOTAL COSTS AND EXPENSES ....................       3,828,577       2,871,549      23,120,369       8,578,312
                                                  -----------     -----------     -----------     -----------
NET (LOSS) BEFORE TAXES .....................        (738,022)     (1,300,651)    (13,932,141)       (438,631)

INCOME TAXES (NOTE 4) .......................               0               0               0          10,750
                                                  -----------     -----------     -----------     -----------
NET LOSS ....................................     $  (738,022)    $(1,300,651)    $(13,932,141)   $  (449,381)
                                                  ===========     ===========     ===========     ===========
NET (LOSS) PER SHARE:
BASIC (NOTE 2) ..............................     $    ( 0.05)    $     (0.12)    $     (1.10)    $     (0.04)
                                                  ===========     ===========     ===========     ===========
DILUTED (NOTE 2) ............................     $     (0.05)    $     (0.12)    $     (1.10)    $     (0.04)
                                                  ===========     ===========     ===========     ===========
WEIGHTED AVERAGE OUTSTANDING SHARES:
BASIC (NOTE 2) ..............................      13,635,887      11,207,332      12,701,649      11,126,715
                                                  ===========     ===========     ===========     ===========
DILUTED (NOTE 2) ............................      13,635,887      11,207,332      12,701,649      11,126,715
                                                  ===========     ===========     ===========     ===========

                 See accompanying notes to financial statements

                                                    VOICE CONTROL SYSTEMS, INC.

                                                       STATEMENTS OF CASH FLOWS
                                                                    (UNAUDITED)
================================================================================

                                                                                Nine months Ended September 30,
                                                                                  1998                  1997
                                                                             --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                               $  (13,932,141)       $     (449,381)
      Adjustments to reconcile net income (loss) to net
           cash provided by (used in) operating activities:
                In process resarch & development                                 11,298,128
                Depreciation and amortization                                       699,832               379,942
                Changes in operating assets and liabilities:
                     Accounts receivable                                            107,180              (526,065)
                     Inventory                                                     (197,314)              (39,995)
                     Prepaid expenses                                              (182,800)              (83,725)
                     Other assets                                                   (46,872)             (103,161)
                     Accounts payable and accrued expenses                          (96,631)               35,688
                     Deferred revenue                                              (649,941)             (720,193)
                                                                             --------------        --------------
Net cash used in operating activities                                            (2,906,815)           (1,506,890)

NET CASH USED IN INVESTING ACTIVITIES:
           Capital expenditures                                                    (408,668)             (277,665)
           Acquisition of Purespeech (Note 7)                                    (2,140,330)                 --
                                                                             --------------        --------------
Net cash used in investing activities                                            (2,548,998)             (277,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Note payable                                                                   18,283                  --
      Proceeds from note receivable                                                    --                  48,745
      Retirement of note payable                                                 (1,500,000)
      Treasury stock purchased                                                     (368,568)                 --
      Proceeds from exercise of stock options                                     1,098,638               357,329
                                                                             --------------        --------------
Net cash provided by (used in) financing activities                                (751,647)              406,074

Net decrease in cash and cash equivalents                                        (6,207,460)           (1,378,481)

Cash and cash equivalents at beginning of year                                   12,667,979            15,226,824
                                                                             --------------        --------------
Cash and cash equivalents at September 30                                    $    6,460,519        $   13,848,343
                                                                             ==============        ==============
Supplemental disclosures of cash flow information
           Interest paid                                                     $         --          $          302
           Conversion of debt and interest by an affiliate
           to 1,300,694 shares of stock                                                --               1,195,078


                 See accompanying notes to financial statements

                                                    VOICE CONTROL SYSTEMS, INC.

                                                  NOTES TO FINANCIAL STATEMENTS
                                                                    (UNAUDITED)
================================================================================

1.         BUSINESS

           Voice Control Systems, Inc. (the "Company" or "VCS") engages in the design of voice recognition systems that allow for the voice control of electronic machines and/or devices. Operating results for the nine months ending September 30, 1998 are not necessarily indicative of the expected results for the year. The unaudited financial statements include all adjustments, consisting primarily of normal recurring accruals, which management considers necessary for a fair presentation of such information.


2.         PER SHARE INFORMATION

           Net income (loss) per share is computed based upon the weighted average number of outstanding shares of common stock. The Financial Accounting Standards Board recently adopted, SFAS No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires a calculation of book "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution for common stock equivalents.

3.         ACCOUNTS PAYABLE AND ACCRUED EXPENSES

           Accounts payable and accrued expenses consist of the following at September 30, 1998:

                  Accounts payable                  $    536,441
                  Accrued expenses                       912,928
                                                    ------------
                                                    $  1,449,369

4.         INCOME TAXES

           The net operating loss (NOL) carryforwards of the Company expire from 1998 to 2012 and total approximately $36,620,000 as of September 30, 1998. The Company has provided an allowance against its entire deferred tax asset relating primarily to NOL carryforwards of approximately $12,450,000 since management cannot determine that it is more likely than not that the deferred tax asset will be realized. Approximately $1,225,000 in NOL carryforwards expired for the year ended December 31, 1997. In connection with its merger and acquisition activity the company and its predecessors have experienced an ownership change as defined by Internal Revenue Code 382 the effect of such changes limits the use of the Company's NOL in future years to approximately $1,405,000 annually. Any portion of an NOL limited by IRC 382 not used in a given year can be carried forward to subsequent years.

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

           The following reconciles income tax expense at the federal statutory rate to the actual tax expense for the nine months ended September 30:

                                                               1998                1997
                                                           -------------       ------------
           Income taxes at the statutory rate              $        --         $       --
           State taxes based on income                              --                 --
           Effect on taxes resulting from:
               Utilization of NOL carryforwards                     --                 --
               Federal Alternative Minimum Taxes                    --               10,750
                                                           -------------       ------------
                                                           $        --         $     10,750
                                                           =============       ============

5.         MAJOR CUSTOMERS

           Three customers accounted for 21%, 20%, and 10% of total sales revenue for the nine months ended September 30, 1998. Three customers accounted for 29%, 15% and 10% of total sales revenue for the nine months ended September 30, 1997.

           The Company's largest customer was also the holder of its short-term convertible debt. The promissory note and accrued interest was converted to 1,300,694 shares of common stock on January 1, 1997. Accounts receivable from the three largest customers were 21%, 13% and 13% of the total receivable balance at September 30, 1998.

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

7.         BUSINESS ACQUISITION

           On April 14, 1998 Voice Control Systems, Inc acquired 100% of the common and preferred stock of Purespeech, Inc. in exchange for 2,016,920 shares of Common Stock and cash of $2,140,000. This includes the conversion of PureSpeech warrants to 317,608 of VCS warrants. The transaction was accounted for using the purchase method of accounting. The preliminary allocation of the purchase price is as follows:

           Goodwill                                         $  1,415,000
           Net value of remaining assets                         317,000
           Acquired in process R&D                            11,298,000
                                                            ------------
                                                            $ 13,030,000

           The acquired research and development was charged to expense as research and development costs. Goodwill is being amortized over its estimated useful life of five years.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Nine months Ended September 30, 1998 vs. September 30, 1997

Sales increased 12% from $10,286,000 during the nine months ending September 30, 1997 to $11,529,000 during the nine months ending September 30, 1998. Three customers, Dialogic Corporation, OKI Telecom and Intervoice accounted for 21%, 20%, and 10% respectively, of total sales for the nine months ending September 30, 1998. Dialogic Corporation, Glenayre and OKI Telecom accounted for 29%, 15%, and 10% respectively, of total sales for the nine months ending September 30, 1997. Royalty, development and license fees, which increased 61% over the nine months ending September 30, 1997, were 45% of total revenues for the nine months ending September 30, 1998. Hardware sales, which decreased 9% over the nine months ending September 30, 1997, were 51% of revenues in the nine months ending September 30, 1998. The decrease in hardware sales is offset by the increase in royalties, development and license fees as the company continues to transition from primarily providing hardware to primarily providing software.

Cost of sales includes the cost of components and subcontracted manufacturing related to hardware products. Gross profit as a percent of sales increased from 79% to 80% in the nine months ending September 30, 1997 and 1998 as a result of the decrease in hardware sales.

Research and development expenses increased 2% from $3,919,000 in the nine months ending September 30, 1997 to $4,009,000 in the nine months ending September 30, 1998. This increase is a result of the merger with PureSpeech.

Selling, general, and administrative expenses increased 57% from $5,230,000 in the nine months ending September 30, 1997 to $8,195,000 in the nine months ending September 30, 1998. Additional sales personnel, operations and administrative staff have been added to help support a growing customer base of firms utilizing speech recognition technology with the addition of the PureSpeech product line to VCS.

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

The net operating loss (NOL) carryforwards of the Company expires from 1998 to 2012 and total approximately $36,620,000 as of September 30, 1998. The Company has provided an allowance against its entire deferred tax asset relating primarily to NOL carryforwards of approximately $12,450,000 since management cannot determine that it is more likely than not that the deferred tax asset will be realized. Approximately $1,225,000 in NOL carryforwards expired for the year ended December 31, 1997. In connection with its merger and acquisition activity the company and its predecessors have experienced ownership changes as defined by Internal Revenue Code 382 the effect of such changes limits the use of the Company's NOL in future years to approximately $1,405,000 annually. Any portion of an NOL limited by IRC 382 not used in a given year can be carried forward to subsequent years

Three Months Ended September 30, 1998 vs. September 30, 1997

Sales increased 83% from $3,689,000 during the three months ending September 30, 1997 to $2,021,000 during the three months ending September 30, 1998. Four customers OKI Telecom, Inc., Dialogic Corporation, IBM, and Intel accounted for 19%, 18%, 14% and 14% respectively, of total sales for the three months ending September 30, 1998. OKI Telecom, Glenayre, and Dialogic Corporation accounted for 24%, 18% and 14%, respectively, of total sales for the three months ending September 30, 1997. Royalty, development and license fees, which increased 157% over the three months ending September 30, 1997, were 52 % of total revenues for the three months ending September 30, 1998. Hardware sales, which increased 39% over the three months ending September 30, 1997, were 42% of revenues in the three months ending September 30, 1998.

Cost of sales includes the cost of components and subcontracted manufacturing related to hardware products. Gross profit as a percent of sales increased from 78% to 84% for the three months ending September 30, 1997 and 1998 as a result of the increased margin on software sales.

Research and development expenses decreased 1% from $1,323,000 for the three months ending September 30, 1997 to $1,304,000 for the three months ending September 30, 1998.

Selling, general, and administrative expenses increased 51% from $1,737,000 for the three months ending September 30, 1997 to $2,620,000 for the three months ending September 30, 1998. The increase is due to the introduction of the Company's speech enabled auto-attendant product and additions to the selling, marketing and administrative areas due to the PureSpeech acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal cash requirements to date have been to fund working capital and capital expenditures in order to support its sales growth. Net working capital at September 30, 1998 was $9,448,000. In the past, the Company's working capital needs were financed primarily through cash flow from operations and proceeds from the exercise of warrants and stock options.

At September 30, 1998, the Company held $6,461,000 in cash and cash equivalents. Cash and cash equivalents are invested in institutional cash investment accounts with preservation of capital being the primary consideration. All investments currently have overnight liquidity. Historically, the Company's primary source of liquidity has been the timely collection of its accounts receivable. The average day's sales in accounts receivable was 97 days as of September 30, 1998.

The Company's inventory as of September 30, 1998 was approximately $655,000 net of reserves of approximately $219,000 that have been established for obsolescence.

The Company maintained $18,000 debt obligations as of September 30, 1998.

The Company's capital expenditures were $142,000 for the three months ended September 30, 1998. The expenditures were primarily for computer equipment.

VCS believes that its existing sources of liquidity and funds generated by operations will be sufficient to provide the capital resources necessary to support its increased operating needs and finance continued growth in the foreseeable future.

PART II - OTHER INFORMATION


          ITEM 6.   XHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

                  27     Financial Data Schedule

          (b)     Reports on Form 8-K

                  No reports were filed during the period.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 VOICE CONTROL SYSTEMS, INC.




Dated: November 12, 1998         By: /s/ Peter J. Foster
                                     -------------------
                                     Peter J. Foster
                                     Chief Executive Officer and President

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