Form 10KSB
period 1998-12-31
VOICE CONTROL SYSTEMS INC /DE/
filed 1999-03-31
CIK 350899

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

  X        Annual Report Pursuant to Section 13 or 15(d) of the Securities
-----      Exchange Act of 1934 for the fiscal year ended December 31, 1998.


           Transition report under Section 13 or 15(d) of the Securities
----- Exchange Act of 1934 from the transition period from ___________ to __________.

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year $ 14,225,691.

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 17, 1999, was $17,536,894.

The number of shares of the registrant's Common Stock outstanding as of March 17, 1999 was 13,719,864.

The following documents are incorporated by reference into this Annual Report on Form 10-KSB: Portions of the registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                         Index to Exhibits on Page 27

                               TABLE OF CONTENTS

ITEM

                                                                           Page

                                     PART I

1        DESCRIPTION OF BUSINESS
         General                                                              3
         Speech Recognition                                                   4
         Software Development/OEM                                             5
         Strategy                                                             6
         Products and Services                                                7
         Technology Development                                              14
         Sales and Marketing                                                 14
         Manufacturing                                                       16
         Competition                                                         16
         Patents                                                             16
         Employees                                                           16
         Risk Factors                                                        17

2        DESCRIPTION OF PROPERTIES                                           20

3        LEGAL PROCEEDINGS                                                   20

4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 20

                                    PART II

5        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         Common Stock Prices                                                 20
         Dividend Policy                                                     20

6        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         Results of Operations
                  1998 vs 1997                                               21

         Liquidity and Capital Resources                                     23

7        FINANCIAL STATEMENTS                                                23

8        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                                 23

                                    PART III

9        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT          23

10       EXECUTIVE COMPENSATION                                              23

11       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT                                                      23

12       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      24

13       EXHIBITS AND REPORTS ON FORM 8-K                                    24

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Statements and information presented within this Annual Report on form 10-KSB for Voice Control Systems, Inc. ("VCS" or the "Company") contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "may," "will" or similar terms. Forward-looking statements also include projections of financial performance, statements regarding management's plans and objectives and statements concerning any assumptions relating to the foregoing. Certain important factors which may cause actual results to vary materially from these forward-looking statements accompany such statements and appear elsewhere in this report, including without limitation, the factors disclosed under "Risk Factors". All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by these factors.

GENERAL

VCS was founded in September 1978 and was organized as a Texas corporation in May 1980. The Company reincorporated as a Delaware corporation in January 1981 under the name "Scott Instruments Corporation" ("Scott"). Effective August 11, 1994, VCS Industries, Inc., an Illinois corporation ("Industries"), merged into the Company whereupon the Company changed its name to Voice Control Systems, Inc. (the "Merger"). After the Merger, security holders of Industries owned, assuming the exercise of all outstanding rights to purchase Common Stock, 76% of the outstanding Common Stock of the Company and designees of Industries accounted for a majority of the Company's Board of Directors. The Merger was accounted for as a reverse acquisition. Effective November 4, 1996, Voice Processing Corporation, a Delaware corporation ("VPC") was merged with and into the Company and the separate corporate existence of VPC ceased. The transaction was accounted for as a pooling-of-interests, and therefore all financial information (except for stock prices) included herein is that of the Company and VPC. Effective April 12, 1998, VCS acquired 100 percent of the stock of PureSpeech, a privately-held Massachusetts corporation, in return for VCS stock and the rights to acquire VCS stock. The merger was accounted for as a purchase with VCS acquiring PureSpeech.

VCS is a leading international supplier of speech recognition and related speech input technologies. The Company believes that it offers the widest selection of speech recognition and speaker verification products and vocabulary libraries. These products employ a proprietary phonetic approach to speech recognition developed by VCS over the past 20 years. VCS has a number of commercial firsts in applying its technology in commercial applications, including: (i) the first speaker-independent telephone speech recognizer PC board; (ii) the first speaker-independent cellular telephone voice dialer;
(iii) the first switch-based cellular voice dialer; (iv) the first alphabet recognizer; and (v) the first simultaneous speaker-independent speech recognizer and speaker verification system. VCS believes it is the leading provider of speech recognition technologies in telecommunications applications worldwide, with more than 2.5 million speech recognizers distributed in 30 countries, and plans to expand into other speech recognition markets.

The Company markets its technologies to systems integrators and OEMs in telecommunications, desktop computing and consumer electronics markets. VCS technology has been successfully sold into many applications around the world, including telephone network automation (1-800-COLLECT-U.S.), telephone banking (National Westminster Bank, Ltd.-United Kingdom), government services (Revenue Canada-Canada), network-based cellular telephone voice dialing (AT&T Wireless Services' VoiceTouch) and automotive-based cellular voice dialing (Mercedes-Benz-U.S.). Many of the leading equipment manufacturers and systems integrators in their respective industries incorporate the Company's technology into their products, including Dialogic, Natural MicroSystems, Glenayre, InterVoice, Brite Voice Systems, Periphonics, OKI Telecom, Hughes Network Systems, and OKI Semiconductor. VCS believes that, with its broad product offerings, extensive experience and established distribution channels, it is well positioned to participate in the projected growth of the speech recognition industry.

The Company's principal sources of revenue are from (i) royalties and license fees generated from licensing of speech technologies to system and product developers, (ii) sales of speech recognition hardware and software products to system developers and original equipment manufacturers, and (iii) providing specialized engineering services, principally to assist in the integration of its technology into its customers' products and systems.

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

VCS distributes its products and services primarily through licensing and component sales. Its Pure ReQuest! product line is currently its only system sale. See "--Products and Services." Based upon the Company's practical experience as a leader in developing and commercializing speech recognition technology in the telecommunications market and the quality and diversity of its current technology, the Company believes that it is well positioned to continue to participate in the growth of speech recognition in the telecommunications market while expanding its initial penetration in the automotive, consumer electronics, and speech-enabled auto attendant markets.

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

VCS first began commercial delivery of speech recognition in 1986. Since then the Company's technology has been or is being integrated in many systems and products including:

   Systems Integrators/OEMs                   Typical Applications                Illustrative End Users/Products
------------------------------        -----------------------------------       ------------------------------------
Active Voice                          Voice mail                                Distributors to small and medium
                                                                                businesses

Apex Voice Communication, Inc.        Virtual telephone network messaging       Telephone companies in developing
                                      system                                    nations

Artisoft                              Interactive voice response                Distributors to small and medium
                                                                                businesses

AVT Corporation                       Unified messaging on CTI platforms        Small and medium businesses

Aspect Telecommunications             ACD interactive voice response platform   Large business (banks, financial,
                                                                                travel) for call centers

Comverse Technology                   Voice mail and voice messaging            Medium and large businesses

Brite Voice Systems, Inc.             Wireless network-based voice dialing,     Telephone companies and cellular
                                      telephone network voice processing        and PCS service providers:
                                      systems                                       AT&T Wireless VoiceTouch
                                                                                    Ameritech VoiceSelect

Centigram                             Voice mail and voice messaging            US telephone companies and
                                                                                international PTTs

CCS                                   Interactive voice response                Banks, financial institutions,
                                                                                healthcare organizations

Dialogic Corporation                  Call processing components for voice      Systems providers in voice mail,
                                      processing systems in                     voice messaging, interactive voice
                                      telecommunications and computer           response and telephone network
                                      telephony                                intelligent peripherals:
                                                                                    Digital Equipment Corp.
                                                                                    Offnet

Glenayre                              Messaging platform for paging, one        Wireline and wireless telecom
                                      number, and voice mail                    providers

Hammer Technologies                   Testing platform                          Voice mail, voice messaging, voice
                                                                                dialing, interactive voice response

Hewlett Packard                       Enhanced services platform                Information service providers

Hughes Network Systems                Cellular, PCS and SMR voice-activated     Automobile manufacturers, cellular
                                      telephones                                equipment retailers and wireless
                                                                                telephone service providers:  1998
                                                                                General Motors Cadillac

IBM Corporation                       General interactive voice response        Financial institutions, information
                                      systems                                   service providers, call center
                                                                                operators, airlines and the travel
                                                                                industry:  CorePoint

Intellivoice Communications           Wireless network-based voice dialing,     Telephone companies and cellular
                                      telephone network voice processing        and PCS service providers:
                                      systems                                       Bell Atlantic Nynex Easy Dial

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

Natural MicroSystems                  Call processing components for            Voice mail, voice messaging, IVR
                                      computer telephone, voice processing      system providers for wireline and
                                      and telecommunications                    wireless communications

   Systems Integrators/OEMs                   Typical Applications                Illustrative End Users/Products
------------------------------        -----------------------------------       ------------------------------------
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

Precision Systems, Inc.               Telephone messaging systems,              Telephone companies, call center
                                      telephone network-based voice             operators, and wireless service
                                      processing systems and call center        providers:
                                      automation                                    "Atlas" Personal Telecommunications
                                                                                    Assistant

Priority Call Management              Enhanced services platform for            Information service providers
                                      debit card, one number and voice
                                      activated dialing

Siemens, AG                           Voice activation in telephone             Telephone companies worldwide
                                      network switching systems

Syntellect                            Pay-per-view automated order entry        Cable television companies and
                                                                                subscription television companies

Technically Speaking                  Application generator tools for           System providers
   (Brooktrout)                       interactive voice response applications

STRATEGY

Speech recognition technology is in the early stage of market development. The early market is characterized by technologists and early adopters who seek technology and solutions to differentiate themselves from their competitors. Design wins and high profile deployments are key during the early market stage. As a result, the Company plans to take responsibility for major key deployments of its technologies and product solutions during 1999 to ensure VCS participation and leadership as speech recognition moves from the early market development stage to mainstream market deployments. The Company's strategy is to capitalize on its strong base of technology, practical experience, speech database libraries and established distribution channels to participate in the increasing use of speech recognition in the telecommunications market while expanding its presence in other developing speech recognition markets. The specific elements of its strategy are as follows:

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

Develop whole product solutions

Currently, speech recognition technology is in the early market development stage. The Company believes that it will be successful in furthering market acceptance of speech recognition enhanced applications by working with its existing systems integrators to develop "whole product solutions". The Company's vision of a "whole product solution" includes not only advanced technologies, but the applications, tools and support necessary to bring solutions to the end user. To accelerate and support its customers' deployments of speech driven applications to end-user customers, the Company will develop and provide speech technologies; applications; tools, support, and training.

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

Develop end user products

During 1998, VCS established an independent subsidiary to develop and market Pure ReQuest!, a speech recognition-enabled auto attendant system. Pure ReQuest is marketed directly and indirectly, through a direct sales force and through telephone equipment distributors, to the end user. Historically, the Company sold technology principally for integration by systems integrators and OEMs into their products.

Expand its international presence

The Company's marketing and product strategy is to continue to develop its products for use internationally. VCS currently has discrete digit and control word vocabularies for telecommunications applications in 51 languages and dialects.

PRODUCTS AND SERVICES

Core Technology Products

All VCS speech technology products are based upon VCS's proprietary speech technology developed over the last 20 years and refined by VCS's field experience gained by helping its customers implement speech recognition. Speech input is typically the most natural and efficient means of human communication. With the increase in the power of personal computers, low-cost digital signal processors ("DSPs") and microprocessors ("chips"), manufacturers of business and consumer products have begun to use human speech as an interface to their products.

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

                     TELECOMMUNICATIONS LANGUAGES PROCESSED

          Discrete Digits & Control Words                          Alphanumeric                 Continuous
-------------------------------------------------           ---------------------------    ----------------------
Afrikaans                  Hong Kong English                Australian English             Australian English
Argentine Spanish          Hungarian                        British English                Brazilian Portuguese
Australian English         Italian                          Canadian English               British English
Austrian German            Japanese                         Canadian French                Canadian English
Belgian French             Korean                           Dutch                          Canadian French
Brazilian Portuguese       Malaysian                        European French                Cantonese
British English            Malaysian English                Finnish                        Castilian
Canadian Cantonese         Mandarin                         German                         Dutch
Canadian English           N. American Spanish              German Military Alphabet       European French
Canadian French            Norwegian                        Greek                          European Portuguese
Cantonese                  Polish                           Hebrew                         Finnish
Castilian                  Puerto Rican English             Hong Kong English              German
Catalan                    Puerto Rican Spanish             Italian                        Hong Kong English
Croatian                   Russian                          N. American Spanish            Mexican Spanish
Czech                      Singapore English                S. American Spanish            New Zealand English
Danish                     S. African English               Singapore English              N. American Spanish
Dutch                      S. American Spanish              U.S. English                   S. American Spanish
European French            Swedish                          U.S. Military Alphabet         U.S. English
European Portuguese        Swiss French
Finnish                    Swiss German
Flemish                    Swiss Italian                                    Phonetic
                                                            ---------------------------------------
German                     Thai                             Brazilian Portuguese
Greek                      Turkish                          British English
Hebrew                     U.S. English                     German
Hindi                      Vietnamese                       Swedish
Hong Kong Cantonese                                         U.S. English

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

 Core Technology                                    Options and                                            Customer
   Application             Features            Enhanced Technologies       Operating Environment         Vocabularies
----------------------------------------------------------------------------------------------------------------------------

Telecommunications  SI, SD, SA, SV           User selectable triggering   DSP embedded recognizer   51 languages--discrete
                    Continuous speech input  Voice activation             DSP library recognizer       digits
                    Discrete speech input    Word spotting                Microprocessor            18 languages--alphabet
                    HMM decision strategy    High rejection vocabularies     embedded recognizer    18 languages--continuous
                    Phonetic "front-end"     Phonetic dictionary          Fixed point support
                    Vocabulary masking       Cut-thru (barge-in)          Floating point support     9 languages--cellular
                    High accuracy in tele-   Large vocabulary             Supported processors:      3 languages--phonetic
                       phone environment        capability(u)             Texas Instruments
                    Multi-channel/high       Alphabet recognition           Intel
                       density               Custom vocabulary              NEC
                    Software-based              development service         OKI
                                             Type-in vocab creation         Analog Devices
----------------------------------------------------------------------------------------------------------------------------
Desktop             SI, SD, SA,             Voice activation             Microprocessor            51 languages--CT
Computing           Discrete input          Low memory option               embedded recognizer       digits
                    Continuous inputu       Custom vocabulary            DOS-based system          18 languages--CT
                    SAPI interfaceu            development service       OS/2-based system            alphabetu
                    HMM decision strategyu  Telephone or                 Supported processors:     18 languages--
                    OLE format softwareu       desktop speech input        Intel                      continuousu
                    Accurate in high noise  Alphabet recognition           OKI                     PC control library
                    "Close talk" or "far                                   NEC
                       talk" microphone
                       input
----------------------------------------------------------------------------------------------------------------------------
Consumer/           SI, SD, SA, SV          Alphabet recognition         DSP embedded recognizer   51 languages--CT
Automotive          Discrete speech input   Voice activation             DSP library recognizer       discrete digitsu
                    "Close talk" or "far    SI & SD operation            Microprocessor            18 languages--CT
                       microphone input     Celldial interface              embedded recognizer       alphabet(u)
                    Accurate in high noise  Custom vocabulary            Fixed point support       7 languages--
                    Low memory required        development service       Floating point support      automotive
                    Phonetic "front-end"                                 Supported processors:     PC control library
                    Low "horsepower"                                        Texas Instruments         military alphabet
                       processor required                                   Intel                     library
                                                                                                      machine control
                                                                                                      library
                                                                            NEC
                                                                            OKI
----------------------------------------------------------------------------------------------------------------------------

SI--speaker-independent      SD--speaker-dependent        SA--speaker-adaptive          SV--speaker verification
(u)--under development       CT--computer telephony

                               GLOSSARY OF TERMS

"Back end"--The portion of the speech recognition algorithm which determines the word spoken. It uses the information from the "front end" to arrive at its decision.

"Celldial"--A VCS parametric-based programming interface to simplify voice dialing application software.

"Close talk"--Speaking into a microphone close to the mouth, such as a telephone handset microphone.

"Far talk"--Speaking into a microphone at a distance from the speaker, such as a telephone speakerphone microphone.

"Front end"--The feature extraction portion of a speech recognizer. The "features" or speech characteristics desired are computed by this part of the speech algorithm and passed to the "back end."

"HMM"--Hidden Markov Modeling. A mathematical database search model which is commonly used for complex computer database modeling problems, such as speech recognition.

"OLE"--Object linking and embedding. A programming environment that simplifies application software development through the use of software "libraries" that contain code to implement special program features.

"Phonetic"--Relating to phonemes, the basic sounds or units of spoken language.

"SAPI"--Speech application program interface. This is a standard established by Microsoft for programmers of speech applications to enable integration of third party software products with other applications running in a Microsoft environment.

"Software-based"--Technology which is embodied in software only and is thereby capable of operating in any hardware environment.

"Vocabulary masking"--A technique by which a speech recognizer vocabulary is divided into smaller sub-vocabularies in "real time" to improve recognition accuracy.

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

Phonetic dictionary technology is another advanced feature being requested by experienced systems integrators. Using a "phonetic dictionary," a word can be entered into a speaker-independent system by selecting and linking "phonemes" (i.e., individual units of sound) from a "dictionary" rather than sampling hundreds of people speaking the word. In order to develop its phonetic dictionary technology, the Company must collect thousands of samples of phonetically rich speech in each language. These samples are processed into a phonetic dictionary of all the sounds (phonemes) in a language. This technology will enable a wider distribution of speech recognition in new applications that require larger vocabularies of custom or semi-custom words, such as product names or proper names. This technology will be particularly useful in applications where the list of vocabulary words changes regularly, such as employee names in a voice mail/auto attendant system. PhoneticVR(TM), a DSP-based 1000-word recognizer using phonetic dictionary technology is currently available from the Company in U.S. English, UK English and German. ReCite!, VCS's host-hybrid phonetic technology is capable of recognizing up to 20,000 words and is currently available commercially in U.S. English and in beta form for UK English and Spanish with additional languages planned for 1999.

To support "type-in" phonetic dictionary implementations, the Company developed Word Builder, a tool which allows users to easily create new speaker-independent vocabularies. WordBuilder(TM) automatically translates typed input into one or more phonetic transcriptions of the different ways a word is pronounced. An application developer can select and test the appropriate phonetic transcriptions of the typed word through a unique speech-driven process. WordBuilder is currently available in U.S. English, UK English and German.

Conversational speech recognition is a sophisticated implementation of the speech recognition products described above, combined with additional application software. Context and grammar rules, which take advantage of knowledge of a specific application, are implemented in a software layer above the core recognizer, which aids and guides the recognition process. Today, conversational speech systems require extremely expensive hardware to operate and are inherently inflexible and difficult to maintain in changing application environments. However, the Company believes conversational speech recognition has great potential for being the most accepted technology for automated information systems. During 1998, the Company entered a strategic alliance with IBM to bring IBM's Via Voice software into applications in telecommunications. VCS is the primary path to market for IBM's large vocabulary, natural language speech recognition software in telecommunications applications and is marketed under the Company's SpeechWave product family as EnterPrise!. SpeechWave EnterPrise! includes trainable language models, a second-generation approach to natural language understanding that has never before been available for commercial systems. Unlike first generation systems based on traditional grammars that require extensive hand-crafting by highly skilled personnel, SpeechWave EnterPrise! can actually learn to understand callers' responses based on example sentences provided by system developers, delivering superior results with far less development effort.

Telecommunications--Technology Products

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

In February 1998, Dialogic introduced DM3(TM) mediastream resource architecture. The DM3 mediastream resource architecture is a set of specifications and core firmware modules that govern how new Dialogic computer telephony products are designed. Its features include graphical open development tools, widely adopted real time operating systems, DSP kernels, and reusable and mixable media processing software modules, such as VCS' speech recognition products. DM3 will allow VCS' broad family of speech recognition products to even more effectively meet the needs of customers, especially large telecommunications companies. VCS has been working with Dialogic during the development of the DM3 architecture to incorporate VCS speech recognition products. The Company does not expect to achieve deployment of its products in the DM3 product line until late in 1999.

Telecommunications--Whole Product Solutions

During 1998, the Company established an independent subsidiary to develop and market Pure ReQuest! a speech recognition- enabled automated attendant. Pure ReQuest! answers incoming calls and routes them to the proper extension by the spoken command of the caller. The system is also useful for routing internal office calls, eliminating the need to remember employee extensions and publish expensive internal directories. Pure ReQuest! is marketed through direct sales efforts and through indirect distribution. Pure ReQuest! systems were installed at over 100 companies in 1998 including Pepperdine University, Kent State, KLA-Tencor, Universal Studios, Royal Sonesta Hotel, Viacom, ADP, and Dialogic.

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

The Company has developed a state-of-the-art speech recognizer incorporating VCS's speaker-independent and speaker-dependent speech recognition technologies for low cost applications. The Company currently markets this recognizer for both automotive and consumer electronics applications. The recognizer is used today in cellular telephone voice dialers sold as part of built-in car phones. Both the 1999 Cadillac and Mercedes-Benz line of automobiles are sold with these telephones as either standard or optional accessories. VCS also provides recognizers that enable voice control of non-critical automobile functions, such as seats, windshield wipers, windows, radios and mirrors. Using the Company's voice activation vocabulary provides for total "hands-free" operation of the target accessory thus increasing safety and convenience. To date, these recognizers have been implemented only in concept cars.

Historically, manufacturers have been required to use a chip set consisting of several single purpose chips in order to implement all of the necessary functions for speech recognition. In 1994, OKI Semiconductor introduced a new single chip speaker-independent speech recognition microcontroller, the MSM6679 Voice Recognition Processor ("VRP"), which incorporates VCS technology. This offers an integrated "one-chip" implementation for OEMs desiring to add speech recognition to their products. With the OKI Semiconductor VRP, the necessary functions for speech recognition are combined on a single chip, which should reduce cost. OKI Semiconductor is using its international distribution capabilities to market the VRP to systems developers and OEMs for development of applications using the VRP in the automotive, personal computer, telecommunications and consumer electronics industries. OKI Semiconductor introduced a cost-reduced version of the VRP late in 1998.

                              VCS PRODUCT SUMMARY

The following table sets forth certain summary information for certain of the Company's products.

-----------------------------------------------------------------------------------------------------------------------------------

VCS Antares                    Speaker-independent         Speaker-dependent          DOS, UNIX, OS/2,      51 languages--
Software(D)                    2 to 32 recognizers         Speaker-adaptive           NT                       discrete digits
                               2 to 8 recognizers/DSP      Speaker verification       SCSA interface        18 languages--
Speech recognition for           continuous                Word spotting              TI 320C31                alphabetu
   Dialogic Antares SCSA       8 recognizers/DSP           Hi-rejection                 firmware             8 languages--
   products                      discrete                  Phonetic dictionary                                 cellular
                               4 recognizers/DSP           Voice activation                                 18 languages--
                                 discrete w/cut-thru       Cut-thru                                            continuous
                               2 recognizers/DSP           Alphabet recognition
                                 phonetic
-----------------------------------------------------------------------------------------------------------------------------------
SpeechWave                     Speaker-independent         Speaker-dependent          NT                    51 languages--
                               Discrete input              Speaker-adaptive           SCSA interface           discrete digits(u)
Speech software                Continuous input            Speaker verification       TI 320C31             16 languages--
   platform                    Phonetic approach           Word Builder tupe-in tool                           alphabet
                               1 to 32 recognizers         Hi-rejection                                      8 languages--cellular
                               Shared resource             Phonetic dictionary                              16 languages--
                                  switching                Voice activation                                    continuous
                                                           Cut-thru
                                                           Alphabet recognition
-----------------------------------------------------------------------------------------------------------------------------------
ReCite!                        Speaker-independent         Word spotting              NT                     3 languages
                               Discrete input              Natural language           Intel or equivalent PC
Host or host/hybrid large      Continuous                  Cut-thru
   vocabulary engine           Phonetic
                               Up to 20,000 words
-----------------------------------------------------------------------------------------------------------------------------------
PRL                            Speaker-independent         Alphabet recognition       TI 320C31             51 languages--
                               Discrete input              Custom vocabulary                                   discrete digits
Portable speech recognition    Continuous input               development service                           18 languages--
   library for implementation  Phonetic approach           Speaker-dependent                                   alphabet
   in proprietary platforms    1 to N recognizers          Speaker-verification                              8 languages--
                                  customer hardware        Voice activation                                    cellular
                                  dependent
-----------------------------------------------------------------------------------------------------------------------------------
FreedomRecognition(D)          Speaker-independent         Speaker-dependent(u)       NT                    51 languages--
                               Discrete and continuous     Speaker-adaptive(u)        Intel or equivalent      discrete digits(u)
                                  input
PC host processor-based        No additional                                             PC                 16 languages--
   Speech recognizer           hardware required                                                                continuous
                               2 or 8 recognizers                                                            6 languages
                                 per PC system                                                                 cellular
DVM2c and DVM4s                Speaker-independent         Speaker-dependent          1/4 PC board          51 languages--
                               2 recognizers/PCB           Speaker-adaptive              form-factor           discrete digits
Speech recognition               continuous                Speaker verification       Flexible VCS API      18 languages--
   hardware for proprietary    8 recognizers/PCB           Word spotting              Operating system         alphabet
   architecture voice            discrete                  Hi-rejection                  independent         8 languages--
   processing systems          4 recognizers/PCB           Phonetic dictionary                                 cellular
                                 discrete w/cut-thru       Voice activation(u)                              18 languages--
                               2 recognizers/PCB           Cut-thru                                            continuous
                                 phonetic                  Alphabet recognition
-----------------------------------------------------------------------------------------------------------------------------------
VPro-84                        Speaker-independent         Speaker verification       DOS, OS/2, UNIX, NT   51 languages--
and VPro-88                    Speaker-dependent           Word spotting              ISA bus compliant        discrete digits(u)
                               4 to 8 recognizers/PCB      Alphabet recognition       PEB interface         18 languages--
Speech recognition                continuous and discrete  Cut-thru                   MVIP interface           alphabet(u)
   platform for Dialogic                                   Voice activation           TI 320C31             18 languages--
   PEB products and                                                                                               continuous(u)
   Natural MicroSystems
   MVIP products
-----------------------------------------------------------------------------------------------------------------------------------
OKI MSM 6679 VRP               Speaker-independent         VCS "phonetic"             Stand-alone speech    51 languages--CT
                               Speaker-dependent             front- end               recognition processor    discrete digits(u)
Single chip integrated         Speaker-adaptive            High noise accuracy        Meets SAE             18 languages--CT
   speech recognition          Single chip operation(u)    Single chip package           specifications        alphabet(u)
   processor                   Discrete input              Low cost "on-board"        Parallel or serial    Machine control
                                                              25 word vocabulary         interface             library(u)
                                                           Modular 20 word                                  PC control library
                                                              vocab. expansion                               7 languages--
                                                           Built-in OKI                                        automotive(u)
                                                              synthesizer control
                                                           Voice activation(u)
                                                           Alphabet recognition
-----------------------------------------------------------------------------------------------------------------------------------
D--Sold exclusively by Dialogic   PCB--Printed Circuit Board    (u) under development   CT--computer telephony

TECHNOLOGY DEVELOPMENT

The Company believes that enhancements of and improvements to its existing technologies are critical to its future success. The Company has made substantial investments in research and development in each of the last two years. During 1998, the Company spent $5,302,000 (37% of revenues) on Company sponsored research and development. The Company spent $5,253,000 (36% of revenues) on Company sponsored research and development activities during 1997. Currently, the Company employs 17 full-time people in research and development and 27 people in product development, application engineering and customer support. Many of the research and development projects on which the Company works span more than one year. In addition, during 1998 the Company paid approximately $11,298,000 for the technology in connection with PureSpeech acquisition which was expensed during 1998 as in-process research and development.

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

SALES AND MARKETING

The Company markets its core speech recognition technologies to systems integrators and OEMs for incorporation into their products as well as to the buyers of their products. VCS sells to systems integrators and OEMs through its own sales force. When marketing to the buyers of their products, the Company frequently coordinates its selling efforts with the sales force of a systems integrator or OEM. The Company markets its speech-recognition enabled auto attendant through direct sales efforts and through indirect distribution.

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

Significant Customers

The Company's largest customers during 1998 were Dialogic (21%) and OKI Telecom (17%). Sales of hardware to OKI Telecom are made pursuant to purchase orders, the form of which are updated from time to time. Sales of technology or products to Dialogic are generally made under agreements that do not obligate Dialogic to make purchases but set forth the terms under which purchases will be made.

Sales of hardware products incorporating licensed technologies pursuant to various agreements between the Company and Dialogic have historically accounted for most sales to Dialogic. The Company historically sold hardware products incorporating licensed technologies to Dialogic. Dialogic's Antares products incorporating licensed technologies are manufactured by Dialogic and the Company receives royalties for VCS speech recognition technologies incorporated and sold by Dialogic. While gross sales to Dialogic decreased with the transition from hardware sales to royalty revenue, cost of sales also decreased as the hardware cost component was eliminated.

The Company's technology is used by many customers in telecommunications, desktop and consumer electronics markets. A partial list of the Company's customers/integrators is as follows:

                               TELECOMMUNICATIONS

Active Voice                                  Global Communications, Ltd.               Siemens, AG
------------                                  ---------------------------               -----------
AG Communication Systems                      Group 2000                                Stylus Innovation, Inc.
Apex Voice Communication, Inc.                Hammer Technologies                       Syntellect, Inc.
Applied Voice Technology                      Hewlett Packard Company                   TALX Corporation
Artisoft                                      IBM Corporation                           Telecorp Systems, Inc.
Aspect Telecommunications                     Intellivoice                              Unisys
Brite Voice Systems, Inc.                     InterVoice, Inc.                          Vicorp Interactive Systems, Inc.
Centigram                                     MicroLog Corporation                      VoiceQue
Compaq                                        Natural MicroSystems                      VoiceTech Communications
Comverse Technology, Inc.                     Nortel                                    Volt Delta
Dialogic Corporation                          Octel Communications                      West Interactive Corporation
Deutsche Telekom AG                           Periphonics Corporation
Enhanced Systems                              Precision Systems, Inc.
Glenayre                                      Priority Call Management

                      AUTOMOTIVE AND CONSUMER ELECTRONICS

NEC (U.K.)                        OKI Telecom        Hughes Network Systems
OKI Semiconductor

MANUFACTURING

VCS does not engage in any manufacturing operations and does not plan to do so in the foreseeable future. The Company contracts out the manufacture and assembly of hardware. VCS's current suppliers include The Gammon Group and Hadco.

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

Competitors include entities engaged in a variety of businesses, including: computer and semiconductor manufacturers, such as Apple Computer, IBM and Toshiba; telecommunications and cellular equipment suppliers, such as AT&T, Motorola and Nortel; affiliates of foreign telephone companies, such as British Telecom, CNET, CSELT, Telefonica de Espana SA and Vocalis; system suppliers, such as SpeechWorks, Nuance Communications, Parlance, Dragon Systems, Marconi Speech and Information Systems, Microsoft and Texas Instruments; and pure speech recognition companies, such as Lernout & Hauspie Speech Products, Speech Systems, Inc., and Voxware, Inc. In the speech-enabled auto-attendant market, the Company's competitors include Carnegie International, Locus Speech, Lucent Technologies, Nortel, Nuance Communications, Parlance Corporation, Phonetic Systems, Ltd., and Registry Magic. Many of the Company's competitors are substantially larger than the Company, are well established and have greater financial, technical, marketing, service and operating resources than the Company. These competitors can be expected to continue to make substantial commitments to research and product development.

PATENTS

The Company does not apply for patents on its speech recognition techniques that it maintains as trade secrets because of the disclosure requirements in doing so. The Company holds sixteen patents relating to certain methods or systems by or in which speech recognition or speaker verification may be implemented. The issuance of a patent is not conclusive as to its validity or enforceability, nor does it prevent another party from designing around the claimed invention. Much of the Company's proprietary technology is implemented in software that is protected under copyright and trade secret law and subject to licensing agreements.

EMPLOYEES

As of December 31, 1998, the Company had 94 employees, of which 17 are engaged in research and development, 27 in product development, application engineering and customer support, 30 in sales and marketing and 20 in finance, administration and information systems. In addition, the Company employs three people on a part-time basis to assist with speech data processing. All of the Company's employees sign agreements containing standard non-disclosure and invention assignment provisions. The Company's future success will depend on its ability to attract, train, retain and motivate highly qualified employees, who are in great demand. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

RISK FACTORS

In addition to the other information in this report, the following risk factors should be considered carefully in evaluating the Company and its business. This report contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward -looking statements as a result of certain factors, including those set forth in forth in the following risk factors and elsewhere in this report.

HISTORY OF LOSSES

The Company has recorded cumulative losses of approximately $36.2 million through December 31, 1998. These losses reflect the results of operations of VCS Industries, Inc. ("Industries") prior to its merger (the "Scott Merger") with and into Scott Instruments Corporation ("Scott"); whereupon Scott changed its name to the current company name of "Voice Control Systems, Inc."); losses incurred by the Company after the Scott Merger; and losses incurred by Voice Processing Corporation "VPC" prior to the merger. In addition, Industries' predecessors incurred losses.

DIALOGIC RELATIONSHIP--MAJOR CUSTOMER; SIGNIFICANT STOCKHOLDER

The Company is dependent to a significant extent on sales through OEMs. Dialogic Corporation ("Dialogic"), a leading supplier of components for building, assembling and programming voice processing systems, accounted for 21% and 25% of the Company's revenue in 1998 and 1997, respectively.

Through a wholly owned subsidiary, Dialogic beneficially owns approximately 10% of the Company Common Stock, as of December 31, 1998. As a result of these relationships, Dialogic has the ability to influence the business and affairs of the Company and to otherwise affect the outcome of certain actions that require stockholder approval, including the adoption of amendments to the Company's Certificate of Incorporation, mergers, sales of assets and other business acquisitions or dispositions.

DEVELOPMENT OF MARKETS REQUIRED FOR SUCCESSFUL PERFORMANCE BY THE COMPANY

The market for speech recognition is relatively new. The financial performance of the Company will depend, in part, on the future development, growth and ultimate size of this market. The Company's speech recognition products compete with more conventional means of information processing (e.g., data entry or access by keyboard or touch-tone phone). There can be no assurance that the market for the Company's current or future products will develop, that its technology will find general acceptance in the marketplace, or that sales of its products will be profitable to the Company.

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

DEPENDENCE ON SALES BY THIRD PARTIES

The Company's revenues are dependent upon the ability of systems integrators and OEMs to develop and sell systems that incorporate the Company's technology, because the Company generally does not sell its technology directly to end users. Factors that adversely affect the revenues of the Company's OEM and systems integrator customers, such as economic conditions, patent positions, their technology and other marketing restrictions, may have a substantial impact upon the Company's financial results. No assurances can be given that the Company's OEM and systems integrator customers will continue to use the Company as a supplier of speech recognition technology or that customers of the Company will not experience financial or other difficulties that will adversely affect their revenues and, in turn, the results of operations and financial condition of the Company.

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

COMPETITION

Competition in all areas of the Company's business is substantial and is expected to increase. The Company competes with a variety of businesses including: computer and semiconductor manufacturers, such as Apple Computer, IBM and Toshiba; telecommunications and cellular equipment suppliers, such as AT&T, Motorola and Nortel; affiliates of foreign telephone companies, such as British Telecom, CNET, CSELT, Telefonica de Espana SA and Vocalis; system suppliers, such as SpeechWorks, Nuance Communications, Parlance, Dragon Systems, Marconi Speech and Information Systems, Microsoft and Texas Instruments; and pure speech recognition companies, such as Lernout & Hauspie Speech Products, Speech Systems, Inc., and Voxware, Inc. In the speech-enabled auto-attendant market, the Company's competitors include Carnegie International, Locus Speech, Lucent Technologies, Nortel, Nuance Communications, Parlance Corporation, Phonetic Systems, Ltd., and Registry Magic. Many of the Company's competitors are substantially larger than the Company, are well established, and have greater financial, technical, marketing, service and operating resources than the Company. The Company's competitors can be expected to continue to make substantial commitments to research and product development.

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

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company leases 20,581 square feet for its headquarters facility, pursuant to a lease that expires September 30, 2000, at 14140 Midway Road, Dallas, Texas 75244. The Company also leases 10,553 square feet of office space at 125 Cambridge Park Drive, Cambridge, Massachusetts pursuant to a lease that expires in December, 2004. In addition, the Company leases an office in Waterlooville, Hampshire, England for use by sales and marketing personnel. The Company believes these facilities will be adequate for its purpose for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders in the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK PRICES

Prior to February 14, 1996, VCS's Common Stock traded on the American Stock Exchange/Emerging Company Marketplace ("AMEX/ECM"), originally under the ticker symbol SIC.EC. On August 11, 1994, the Company's ticker symbol was changed to VPS.EC. In February 1996, the Company filed an application to delist from the American Stock Exchange with the Securities and Exchange Commission. Effective February 14, 1996, the Company's Common Stock began trading on The Nasdaq National Market under the symbol "VCSI". The following table sets forth the quarterly high and low sales prices on The Nasdaq National Market, as applicable, for the periods indicated.

      FISCAL 1997:                    High                  Low
      ------------                    ----                  ---
      1st Quarter                    $9.00                 $5.50
      2nd Quarter                     5.88                  4.38
      3rd Quarter                     5.94                  3.63
      4th Quarter                     4.22                  2.50

      FISCAL 1998:                    High                  Low
      ------------                    ----                  ---
      1st Quarter                    $7.50                 $2.25
      2nd Quarter                     7.53                  3.09
      3rd Quarter                     3.31                  1.56
      4th Quarter                     3.00                  1.50

As of March 17, 1999, there were 1,838 holders of record of outstanding Common Stock of the Company.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements, including the notes thereto, and the other financial information appearing elsewhere in this Report. Statements regarding future economic performance, management's plans and objectives, and any statements concerning its assumptions related to the foregoing contained in Management's Discussion and Analysis of Financial Condition and Results of Operation constitute forward-looking statements. Certain factors which may cause actual results to vary materially from these forward-looking statements accompany such statements and appear elsewhere in this report, including without limitation, the factors disclosed under "Risk Factors".

OVERVIEW

Since its inception, the Company has focused on the development, commercialization and application of speech recognition technologies. The Company's principal sources of revenues are from: (i) sales of speech recognition hardware and software products to systems integrators and OEMs,
(ii) licensing of speech technology to system and product developers and (iii) providing specialized engineering services to systems integrators, principally to assist in the integration of the Company's technology into its customers' products and systems. Customers who choose to integrate the Company's speech recognition technologies into products usually pay a license fee for the right to integrate the technology and a per unit royalty for each speech recognizer incorporated into products. The Company introduced its commercial speech recognition hardware product for telecommunications applications in 1987. Today approximately 71% of the Company's sales are from the telecommunications market segment. A significant percentage of the Company's sales are made under agreements with major customers. See "Sales and Marketing."

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

The Company's sales to Dialogic have shifted from predominantly hardware to predominantly software, as the market demand for Dialogic SCSA products increased. With the shift from hardware sales to software sales, the Company's gross revenue from Dialogic may decrease while increased royalty revenue should improve gross margins. See "Products and Services--Telecommunications Products".

During 1998, the Company acquired PureSpeech with two major products under development, PureReQuest!, a speech-driven auto-attendant, and ReCite!, a large vocabulary speech recognition engine. The PureReQuest! product is a speech-driven automated attendant designed to handle up to 10,000 names. ReCite! is a natural language speech engine designed to recognize up to 10,000 words or names. Both products required research and development resources for market acceptance. During 1998, the Company completed a majority of the research and development required for the PureReQuest! product to meet end user acceptance. The PureReQuest! product began generating revenue in late 1998 and increased shipments are expected in 1999. During 1998, the Company's scientists identified specific areas of the ReCite! speech recognition engine which require additional research and development to meet commercial acceptance. Additional research and development will be required during 1999 to meet the rapidly changing competitive landscape. Measurable sales of the ReCite! speech recognition engine are expected to begin in the fourth quarter of 1999.

RESULTS OF OPERATIONS

Comparison of Results for Fiscal Years Ended December 31, 1998 and 1997

Sales decreased 1.4% from $14,430,000 during 1997 to $14,226,000 during 1998.
Two customers Dialogic and OKI Telecom accounted for 21% and 17%, respectively, of total sales in 1998. Three customers, Dialogic, OKI Telecom and Glenayre accounted for 29%, 14% and 10% of total sales for 1997. Hardware sales decreased 21% from 1997 and were 48% of revenues in 1998. Royalty, development and license fees, which increased 40% over 1997, were 49% of total sales for 1998. This increase resulted primarily from increased revenues from royalties and license fees.

Cost of sales includes the cost of components and subcontracted manufacturing related to hardware products. Gross profit as a percent of sales increased from 78% in 1997 to 81% in 1998 as a result of the shift from hardware sales to software sales.

Research and development expenses increased 1% from $5,253,000 in 1997 to $5,302,000 in 1998.

Selling, general and administrative expenses increased 62% from $7,144,000 in 1997 to $11,590,000 in 1998. This increase is due to the increased cost of expansion of the sales force for the auto attendant business.

In-process R & D costs of $11,298,000 related to the PureSpeech acquisition, were incurred in 1998. The portion of the purchase price allocated to in-process R&D was calculated using the income approach. Cost, as applied to this type of intangible asset, would focus on the development costs associated with individual R&D projects. Costs in this case normally indicate only a lower limit to value, with the income approach being more predictive of value. We were not aware of any active auction market for this type of asset, and therefore this approach was not deemed feasible and excluded from our analysis.

Company data related to product line sales and margins, estimates of product market size, and necessary expenditures to complete the designated R&D projects, was supplemented by third-party forecasts of market size and expected development horizons, and a review of the financial and operating data of publicly traded companies for purposes of corroborating the estimated revenues, margins, growth rates, and product life cycles for the various R&D projects of the Company. Projected net income revenues net of provisions for cost of goods, operating expenses, returns on requisite assets, and income taxes were discounted to present value.

By including returns on requisite assets in the valuation model, an allowance was made for fair returns on the assets other than the technology that are required to realize the related revenues. These other assets include working capital and other tangible assets.

From projected operating income, an amount was subtracted to reflect a return on underlying assets whose employment predicated the operation of the business and the generation of revenues for the R&D technology. These required assets represent those assets needed before the business can begin operation and include working capital and tangible assets. The return on requisite assets is expressed as a percentage of projected revenue. Returns on each of the required assets were estimated based on the current cost of funds, the type of asset, risk associated with investment in the selected asset, and its potential service life. Returns on requisite assets for the Company were estimated at 1.3% of revenues.

After deducting the various expenses referenced above, the net amounts were brought to present value at a rate of 25%, commensurate with risk. Consideration was given to the fact that the R&D technology is an intangible asset that forms the core of this business. The risks associated with incomplete technology are considered greater than those of complete technology due to the uncertainty of the projections and the rapidly changing competitive landscape. Complete technology represents products that are in the marketplace or that will be released shortly, and hence, are considered to be of less risk than incomplete technology. As of December 31, 1998, there were no material variations from Company's original assumptions.

All of the outstanding convertible debt of the Company was converted to equity on January 1, 1997.

The combined net operating loss (NOL) carryforwards of the Company expire from 1999 to 2013 and total approximately $38,845,000 as of December 31, 1998. The Company has provided an allowance against its entire deferred tax asset relating primarily to NOL carryforwards of approximately $13,227,000 since management can not determine that it is more likely than not that the deferred tax asset will be realized. Approximately $29,800 in NOL carryforwards expired for the year ended December 31, 1998. In connection with its merger and acquisition activity the Company and its predecessors have experienced ownership changes as defined by the Internal Revenue Code Section 382 (IRC 382) the effect of such changes limits the use the Company's NOL in future years to approximately $1,405,000 annually. Any portion of an NOL limited by IRC 382 not used in a given year can be carried forward to subsequent years for a maximum of fifteen years.

Year 2000 Issues

The Company's internal business information systems are primarily comprised of commercial application software products offered for license by recognized providers. Because these provider's products are widely distributed, commercially developed applications, the Company anticipates these applications have been or will be brought into compliance by the manufacturers. The Company considers the cost to become year 2000 compliant to be a normal operating cost necessary to periodically upgrade system software. As a result, the Company believes that neither the cost of addressing the Year 2000 issue nor the costs or consequences of its incomplete or untimely resolution of such issue will result in any material adverse impact on the Company's future financial or business condition or results.

The Company does not anticipate any Year 2000 compliance issues to arise related to its primary internal business information systems. The Company is not aware of any further material operational issues or costs associated with preparing internal systems for the Year 2000. However, the Company utilizes other third party network equipment, telecommunications products, and other third party software products that may or not be Year 2000 compliant. Although the Company is currently taking steps to address the impact, if any of Year 2000 issue surrounding such third party products, failure of any critical technology to operate properly in the Year 2000 may have an adverse impact on business operations of financial results.

The Company can not anticipate the impact of Year 2000 compliance on its clients at this time. The Company is unaware of any client who may be impacted by the Year 2000 issue. A failure of a client to appropriately handle issues related to the Year 2000 might have an adverse impact on the financial results of the Company.

Currently, there is significant uncertainty in the software industry and among software users regarding the impact of the year 2000 on installed software. Software database modification, and/or implementation modifications, will by required to enable such software to distinguish between 21st and 20th century dates. The Company is in the process of determining the extent to which its licensed and proprietary software is year 2000 compliant and the cost of obtaining such compliance.

Impact of Recently Issued Accounting Standards

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company's financial statements for the year ended December 31, 2000 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

In May 1998, the Financial Accounting Standards Board adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities". This SOP established standards for reporting start-up activities of an enterprise and requires that the start-up activities of an enterprise, including organizational costs, be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, and the Company does not expect this statement to have an effect on its financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal cash requirements to date have been to fund working capital and capital expenditures in order to support its sales growth. Net working capital at December 31, 1998 was $7,157,000. In the past, the Company's working capital needs were financed primarily through cash flow from operations and proceeds from the exercise of warrants and stock options.

At December 31, 1998 the Company had $5,303,000 in cash and cash equivalents. Cash and cash equivalents are invested in institutional cash investment accounts with preservation of capital being the primary consideration. All investments currently have overnight liquidity. Historically, the Company's primary source of liquidity has been the timely collection of its accounts receivable. The average days sales in accounts receivable were 76 days at December 31, 1998.

The Company's net inventory as of December 31, 1998 was $342,000. Reserves of $149,000 have been established for obsolescence as of December 31, 1998.

The Company's debt at December 31, 1996 consisted of a convertible promissory note due to Dialogic on January 1, 1997. On January 1, 1997 Dialogic converted its promissory note and accrued interest to common stock.

The Company's capital expenditures were $572,000 for the years ended December 31, 1998 and 1997. The Company has no specific commitments with regard to capital expenditures.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by this Item begin at page F-1 hereof.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The discussion under "Directors, Executive Officers, promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The discussions under "Compensation of Directors" and "Executive Compensation" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The discussion under "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The discussion under "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of the Annual Report on Form 10-KSB.

          1. Financial Statements

             The financial statements filed as part of the Annual Report on Form 10-KSB are listed in the "Index to Financial Statements" on page F-1 hereof.

          2. Exhibits

             The exhibits filed as part of the Annual Report on Form 10-KSB are listed in the "Index to Exhibits" on page 28 hereof.

             (b) Reports on Form 8-K

                 No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                          VOICE CONTROL SYSTEMS, INC.
                         INDEX TO FINANCIAL STATEMENTS
                                  ITEM 13 (a)



                                    CONTENTS

                                                                                                               Page
                                                                                                               ----
Report of Independent  Certified Public Accountants                                                             F-2

Consolidated Balance Sheet as of December 31, 1998                                                                           F-3

Consolidated Statements of Operations for the years  ended December 31, 1998 and 1997.                                       F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998 and 1997.                              F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997.                                        F-6

Notes to Consolidated Financial Statements                                                                                   F-7

               Report of Independent Certified Public Accountants


The Board of Directors and Stockholders
Voice Control Systems, Inc.
Dallas, Texas


     We have audited the accompanying consolidated balance sheet of Voice Control Systems, Inc. as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Voice Control Systems, Inc. as of December 31, 1998, and the results of its operations and its cash flows for each of the two years then ended in conformity with generally accepted accounting principles.


                                                  /s/ BDO Seidman, LLP


Dallas, Texas
January 28, 1999

                                                    VOICE CONTROL SYSTEMS, INC.

                                                     Consolidated Balance Sheet
                                                              December 31, 1998
===============================================================================

                                               ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                          $  5,303,069
Accounts receivable (net of allowance
        for doubtful accounts of $365,000) (Note 13)                                       2,956,714
     Inventory (Note 4)                                                                      341,708
     Prepaid expenses                                                                        274,882
                                                                                        ------------
              TOTAL CURRENT ASSETS                                                         8,876,373

NET PROPERTY AND EQUIPMENT (NOTE 5)                                                        1,602,313

OTHER ASSETS                                                                               1,348,892
                                                                                        ------------
                                                                                        $ 11,827,578
                                                                                        ============
                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT:
     Accounts payable and accrued expenses (Note 7)                                     $  1,314,009
     Deferred revenue (Note 6)                                                               405,523
                                                                                        ------------
         TOTAL CURRENT LIABILITIES                                                         1,719,532

LONG TERM:
     Note Payable                                                                             18,283

         TOTAL  LIABILITIES                                                                1,737,815

COMMITMENTS AND CONTINGENCIES (NOTE 12)


STOCKHOLDERS' EQUITY (NOTES 2, 3, 8 AND 13):
     Preferred stock; $1.00 par value; 300,000 shares authorized;                               --
         none issued
     Common stock, $.01 par value:  20,000,000 shares
         authorized;  shares 13,871,131 issued and 13,660,731 outstanding                    138,711
     Additional paid-in capital                                                           46,797,489
     Treasury stock                                                                         (563,256)
     Receivable from stockholders                                                            (70,010)
     Accumulated Deficit                                                                 (36,213,171)
                                                                                        ------------
              TOTAL STOCKHOLDERS' EQUITY                                                  10,089,763
                                                                                        ------------
                                                                                        $ 11,827,578
                                                                                        ============



                 See accompanying notes to financial statements

                                                    VOICE CONTROL SYSTEMS, INC.

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
===============================================================================

                                                        Year Ended December 31,
                                                     ----------------------------
                                                         1998            1997
                                                     ------------    ------------

SALES (NOTE 13)                                      $ 14,225,691    $ 14,429,867
COST OF SALES                                           2,703,682       3,221,629
                                                     ------------    ------------
     GROSS PROFIT                                      11,522,009      11,208,238

COSTS AND EXPENSES:

     OPERATING EXPENSES:
     Research and development                           5,302,006       5,252,801
     Selling, general and administrative (Note 11)     11,589,020       7,143,619
     In-process R&D costs (Note 2)                     11,298,128            --
                                                     ------------    ------------
              TOTAL OPERATING EXPENSES                 28,189,154      12,396,420

     OTHER EXPENSES (INCOME):
     Interest income                                     (450,354)       (748,924)
                                                     ------------    ------------
         TOTAL OTHER EXPENSES (INCOME)                   (450,354)       (748,924)

              TOTAL COSTS AND EXPENSES                 27,738,800      11,647,496
                                                     ------------    ------------

NET LOSS                                             $(16,216,791)   $   (439,258)
                                                     ============    ============
NET LOSS PER SHARE:  BASIC AND DILUTED               $      (1.25)   $      (0.04)
                                                     ============    ============
WEIGHTED AVERAGE OUTSTANDING SHARES:  BASIC
  AND DILUTED                                          12,942,364      11,176,173
                                                     ============    ============


                 See accompanying notes to financial statements

                                                    VOICE CONTROL SYSTEMS, INC.

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
===============================================================================

                                                                                           REC
                                         COMMON STOCK          PAID-IN      TREASURY      FROM          RETAINED
                                      STOCK       DOLLARS      CAPITAL        STOCK        S/H          DEFICIT          TOTAL
                                  ------------  ----------  ------------  ------------  ----------    ------------   -------------
BALANCE, January 1, 1997             9,715,065  $   97,151  $ 35,781,937  $          0  $ (118,755)   $(19,557,122)  $  16,203,211

Accrued interest on Convertible
     Debt converted to shares of
     stock                              36,220         362        32,917                                                    33,279

Principal on Convertible Debt
     Converted to shares of stock    1,264,474      12,645     1,149,154                                                 1,161,799

Excercised options and warrants        321,707       3,217       391,922                                                   395,139

Treasury stock purchases (25,000
     shares)                                                     (75,313)                        (75,313)

Repayment of promissory note                                                                48,745                          48,745

Net Loss                                  --          --            --            --          --          (439,258)       (439,258)
                                  ------------  ----------  ------------  ------------  ----------    ------------   -------------

BALANCE, December 31, 1997          11,337,466     113,375    37,355,930       (75,313)    (70,010)    (19,996,380)     17,327,602

Exercised options and warrants         854,690       8,547     1,105,888                                                 1,114,435

Treasury stock purchases (185,400
     shares)                                                                              (487,943)                       (487,943)

Employee Stock Purchase Plan            39,542         395       117,271          --          --                --         117,666

Pure Speech acquisition              1,639,433      16,394     8,218,400                                                 8,234,794

Net Loss                                  --          --            --            --          --       (16,216,791)    (16,216,791)
                                  ------------  ----------  ------------  ------------  ----------    ------------   -------------
BALANCE, December 31, 1998          13,871,131  $  138,711  $ 46,797,489  $   (563,256) $  (70,010)   $(36,213,171)  $  10,089,763
                                  ============  ==========  ============  ============  ==========    ============   =============


                 See accompanying notes to financial statements

                                                    VOICE CONTROL SYSTEMS, INC.

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
===============================================================================

                                                                                   YEAR ENDED DECEMBER 31,
                                                                              ---------------------------------
                                                                                  1998                 1997
                                                                              ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                 $(16,216,791)        $   (439,258)
     Adjustments to reconcile net loss to
         net cash used in operating activities:
              In-process research & development (Note 2)                        11,298,128                   --
              Depreciation and amortization                                        945,351              514,619
              Provision for bad debts                                              100,000              135,500
     Changes in operating assets and liabilities:
                  Accounts receivable                                            1,135,519           (1,697,429)
                  Other assets                                                     (77,697)            (101,988)
                  Prepaid expenses                                                (103,560)             (61,657)
                  Inventory                                                        116,144               (5,174)
                  Accounts payable and accrued expenses                           (215,266)             (22,630)
                  Deferred revenue                                                (897,054)            (677,639)
                                                                              ------------         ------------
NET CASH USED IN OPERATING ACTIVITIES                                           (3,915,226)          (2,355,656)
                                                                              ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                         (571,795)            (571,760)
     Acquisition of PureSpeech                                                  (2,140,330)                --
                                                                              ------------         ------------
NET CASH USED IN INVESTING ACTIVITIES                                           (2,712,125)            (571,760)
                                                                              ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net  proceeds from note payable                                                18,283                 --
     Proceeds from repayment of stockholder loan                                      --                 48,745
       Retirement of note payable                                               (1,500,000)                --
     Purchase of treasury stock                                                   (370,277)             (75,313)
     Proceeds from exercise of stock options and warrants                        1,114,435              395,139
                                                                              ------------         ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               (737,559)             368,571
                                                                              ------------         ------------
NET  (DECREASE)  IN CASH AND CASH EQUIVALENTS                                   (7,364,910)          (2,558,845)

CASH AND CASH EQUIVALENTS at beginning of year                                  12,667,979           15,226,824
                                                                              ------------         ------------
CASH AND CASH EQUIVALENTS at end of year                                      $  5,303,069         $ 12,667,979
                                                                              ============         ============

SUPPLEMENTAL CASH FLOWS INFORMATION Non Cash Investing and Financing
     Activities:
              Assumption of PureSpeech liabilities (Note 2)                   $  2,569,111
              Issuance of stock in PureSpeech acquisition (Note 2)            $  8,362,240
         Conversion of debt and accrued interest to
              1,300,694 shares of stock--
              all issued to an affiliate (Note 3 )                                    --           $  1,195,078


                 See accompanying notes to financial statements

                                                     VOICE CONTROL SYSTEMS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business and Basis of Presentation

     Voice Control Systems, Inc. (the "Company") engages in the design of speech recognition systems which allow for the voice control of electronic machines and/or devices. The Company's revenues are historically derived from the design of speech recognition systems as value added features for products manufactured and marketed by others, both domestically and internationally. In addition to this source of revenue, the Company is currently marketing products on its own behalf, principally in the telecommunications industry. The Company has offices in Dallas, Texas and Cambridge Mass. and has customers worldwide. The accompanying consolidated financial statements include the accounts of VCS and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

     The Company and Voice Processing Corporation ("VPC") entered into an Agreement and Plan of Merger, approved on October 29, 1996 by each Company's stockholders of record, pursuant to which VPC was merged into the Company. The merger was effective as of November 4, 1996. The transaction was accounted for as a pooling-of-interests.


     On April 14, 1998 Voice Control Systems, Inc acquired 100% of the common stock, preferred stock, and common stock equivalents of PureSpeech, Inc. in exchange for shares of common stock and rights to purchase common stock. This includes the conversion of PureSpeech warrants to VCS warrants. The transaction was accounted for using the purchase method of accounting. (See Note 2)

     Revenue Recognition

     Other than for long-term contracts, revenue is recorded when products are shipped to customers. Warranty expense is insignificant.

     Technology and prototype development revenue, derived from long-term contracts, is recognized when earned under the terms of the related contract. The intent of the contracts is to develop the application of the Company's technology to products to be manufactured and marketed by others. Such programs usually culminate in the delivery of a prototype unit. The contracts for such programs generally provide for the payment of a specified portion of the total fee at certain stages in the completion of the project, and sometimes provide for an advance payment at the commencement of the project. Accordingly, fees billed or received prior to the completion of the related stage of the project, and those subject to forfeiture in the event of a delay in project completion, are presented as deferred revenue in the accompanying balance sheets. The company recognizes any loss related to long-term contracts immediately when it is determined that the expected cost to complete a contract exceeds the contract amounts.

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

     Property and Equipment

     Property and equipment are recorded at cost. Additions and major improvements are capitalized while expenditures for maintenance and repairs are charged to expense when incurred. Depreciation is provided by the straight-line method over estimated useful lives ranging from three to seven years. The carry value of property and equipment is evaluated periodically in relation to the operating performance and future undiscounted net cash flows of the related business.

     Long-term Assets

     The Company applies SFAS 121, "Accounting for Impairment of Long-Lived Assets". Under SFAS 121, long lived assets and certain intangibles are reported at the lower of the carrying amount or their estimated recoverable amounts.

                                                    VOICE CONTROL SYSTEMS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================

     Goodwill

     The Company amortizes cost in excess of net assets acquired on straight-line basis over the estimated benefit period, which has been determined to be five years. The carrying value of the goodwill is evaluated periodically in relation to the operating performance and future undiscounted net cash flows of the related business. Accumulated amortization totaled approximately $209,000 as of December 31, 1998. Included in other assets are goodwill, net of its related accumulated amortization totaling approximately $1,120,000 and $209,000 respectively as of December 31, 1998.

     Management Estimates and Assumptions

     The presentation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reported period. Actual results could differ from those estimates.

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

     Loss Per Share

     Net income (loss) per share is based on the weighted average number of shares of common stock outstanding. The Financial Accounting Standards Board recently adopted, SFAS No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires a calculation of book "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution. As the Company incurred a loss in both 1998 and 1997. The current options and warrants outstanding are not included in the calculation as their effect would be anti-dilutive and accordingly, Basic and Diluted earnings per share are the same.

     Cash Flows

     For purposes of the statement of cash flows, the Company considers highly liquid financial instruments with original maturities of three months or less to be cash equivalents. No income taxes and minimal interest was paid during the years ended December 31, 1998 and 1997.

     Concentration of Credit Risk

     The Company sells products and licenses technology to customers in diversified industries. A significant portion of the Company's sales are to three customers (see Note 13). The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables are generally due within 30 days. Credit losses from customers have been within management's expectations, and management believes the allowance for doubtful accounts adequately provides for any expected losses.

     Almost 100% of the Company's cash and cash equivalents are in one bank. Thus, the balance over $100,000 exceeds the federally insured deposit limit.

                                                    VOICE CONTROL SYSTEMS, INC.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================

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

     Recently Issued Accounting Pronouncements

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company's financial statements for the year ended December 31, 2000 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

     In May 1998, the American Institute of Certified Public Accountants adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities". This SOP established standards for reporting start-up activities of an enterprise and requires that the start-up activities of an enterprise and requires that the start-up activities, including organizational costs, be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, and the Company does not expect this statement to have an effect on its financial statements.

NOTE 2--BUSINESS ACQUISITION

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

     On April 14, 1998 Voice Control Systems, Inc acquired 100% of the common and preferred stock of PureSpeech, Inc. in exchange for 1,639,433 shares of common stock, the assumption of liabilities in the amount of $2,569,000, and cash of $2,140,000, including transaction costs. In addition, the PureSpeech options and warrants were exchanged for options and warrants to purchase 301,953 and 317,608, respectively, shares of common stock of the Company. The transaction was accounted for using the purchase method of accounting and all operations of PureSpeech are included in operations of the Company subsequent to April 14, 1998. The purchase price was allocated as follows:

         Goodwill                                             $  1,329,000
         Net value of remaining assets                             403,000
         Acquired in process R&D                                11,298,000
                                                              ------------
                                                              $ 13,030,000

     The purchase price was determined by the market price of the Company stock to be issued, less an applicable discount rate plus the options and warrants which were valued using a a Black-Scholes model. The fair value of the common stock was approximately $8,321,000. The acquired research and development was charged to expense as in-process research and development.

During 1998, the Company acquired PureSpeech with two major products under development, PureReQuest!, a speech-driven auto-attendant, and ReCite!, a large vocabulary speech recognition engine. The PureReQuest! product is a speech-driven automated attendant designed to handle up to 10,000 names. ReCite! is a natural language speech engine designed to recognize up to 10,000 words or names. Both products required research and development resources for market acceptance. During 1998, the Company completed a majority of the research and development required for the PureReQuest! product to meet end user acceptance. The PureReQuest! product began generating revenue in late 1998 and increased shipments are expected in 1999. During 1998, the Company's scientists identified specific areas of the ReCite! speech recognition engine which require additional research and development to meet commercial acceptance. Additional research and development will be required during 1999 to meet the rapidly changing competitive landscape. Measurable sales of the ReCite! speech recognition engine are expected to begin the fourth quarter of 1999.

The following unaudited pro forma summary presents the effect on the statements of loss for the years ended 1997 and 1998 as if the purchase had occurred at the beginning of 1997, after giving effect to certain adjustments including amortization and acquired in-process research and development.

                                                      1998                                1997
Sales                                           $  14,261,000                       $ 15,825,000
Net loss                                        $  (6,351,000)                      $ (4,624,000)
Net loss per share; Basic and Diluted           $        (.47)                      $       (.40)
Weighted average shares outstanding;
         Basic and Diluted:                        13,404,998                       $ 12,815,606

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of these dates or of results which may occur in the future.

                                                    VOICE CONTROL SYSTEMS, INC.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================

NOTE 3--ISSUANCE OF CONVERTIBLE DEBT

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

NOTE 4--INVENTORY

   Inventory consists of the following at December 31, 1998:

            Finished goods .........................       $    490,603
            Reserve for excess and obsolescence ....           (148,895)
                                                           ------------
                                                           $    341,708
                                                           ============

NOTE 5--PROPERTY AND EQUIPMENT

   Property and equipment consists of the following at December 31, 1998:

            Research and development equipment .....       $  4,607,901
            Furniture and fixtures .................            823,632
                                                           ------------
                                                              5,431,531
            Accumulated depreciation ...............         (3,829,218)
                                                           ------------
                                                           $  1,602,313
                                                           ============

NOTE 6--DEFERRED REVENUE

     During 1995, VPC received advances from Creative Technology Ltd., a customer and stockholder, based on arrangements included in a development agreement. In connection with the merger described in Note 2, Creative agreed to convert the payable to prepaid royalties against future product sales. During the years ended December 31,1998 and 1997, $200,000 and $500,000 respectively, has been recognized as revenue. In addition $300,000 remains as deferred revenue as of December 31, 1998 in connection with this transaction.


NOTE 7--ACCOUNTS PAYABLE AND ACCRUED EXPENSES

   Accounts payable and accrued expenses consist of the following at December 31, 1998:

            Trade accounts payable .................       $    237,160
            Accrued payroll ........................            843,644
            Other accrued expenses .................            233,205
                                                           ------------
                                                           $  1,314,009
                                                           ============

NOTE 8--COMMON STOCK

     STOCK OPTIONS

     At December 31, 1998 the Company has five stock option plans, which are described below. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for the plans. Under APB Opinion 25, when the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation is recognized.

       Under its 1992 Plan, the Company may grant options to its employees for up to 1,700,000 shares of common stock. Under its 1997 Non-Qualified Stock Option Plan, the Company may grant options to its employees for up to 373,000 shares of common stock. As a result of mergers and acquisitions, the Company assumed three option plans as follows:


              Date          Plan Assumed       Options Assumed      Exercise Prices
         ---------------    ------------       ---------------      ---------------
         August 11, 1994    VCS Industries         1,166,490         $1.15 - $1.53
         November 4, 1996   VPC                    1,318,382         $ .57 - $3.97
         April 14, 1998     PureSpeech               301,953         $ .21 - $1.48


       Options to purchase the Company's common stock have been granted to directors, officers and most classes of employees working for the Company. Options generally become exercisable in 20% cumulative annual increments beginning with the anniversary of the first year after the date of grant and expire at the end of ten years. During the years ended December 31, 1998 and 1997, 1,647,394 and 649,484 shares, respectively, were granted under the plans. All figures include, on a pro forma basis, options issued by VPC and PureSpeech using the applicable exchange rate, due to the merger with the Company.

                                                    VOICE CONTROL SYSTEMS, INC.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================

STOCK OPTIONS (CONTINUED)

     In November 1997, the Board of Directors approved the repricing of employee stock options with exercise prices at or above $6.00, to $3.75, the then market price. The repriced options vest 20% per year beginning in 1998. The options had original exercise prices ranging from $6.00 to $12.00 and original vesting of 25% per year beginning in 1997.

     The following includes all options presently outstanding:

                                                                   Weighted-Average
                                                        Shares      Exercise Price
                                                     ------------   --------------
     January 1, 1997                                    2,799,958    $       2.82
     Options granted                                      649,484            3.90
     Options forfeited                                   (530,648)           6.45
     Options exercised                                   (317,353)           1.24
                                                     ------------    ------------
      December 31, 1997                                 2,601,441            2.54
     Options granted                                    1,647,394            3.21
     Options forfeited                                 (1,032,115)           4.14
     Options exercised                                   (844,409)           1.29
                                                     ------------    ------------
Outstanding at December 31, 1998                        2,372,311    $       2.90
                                                     ============    ============
Options exercisable at December 31, 1998                1,012,314    $       2.57
Options exercisable at December 31, 1997                1,434,322    $       1.85

Weighted-average fair value of options granted
     during 1998                                                     $       2.60
Weighted-average fair value of options granted
     during 1997                                                     $       2.66

                             Options Outstanding                                Options Exercisable
                             -------------------                                -------------------
                      Number           Weighted-Average                                Number
  Range of          Outstanding           Remaining           Weighted-Average      Exercisable     Weighted -Average
Exercise Prices      12/31/98          Contractual Life        Exercise Price       at 12/31/98      Exercise  Price
---------------      --------          ----------------        --------------       -----------      ---------------
$ .21 to $2.99      1,169,273             3.2 years            $1.76                   679,749            $1.53

$3.00 to $6.00      1,203,038             7.7                   4.01                   332,565             4.70

$ .21 to $6.00      2,372,311             6.2                  $2.90                 1,012,314            $2.57
                    =========                                  =====                 =========            =====

                                                     VOICE CONTROL SYSTEMS, INC.

================================================================================


     STOCK WARRANTS

     In 1998 pursuant to a director compensation plan discussed in 1995 and adopted in March 1996, the Company issued five-year warrants to non-employee Directors to purchase 20,000 shares of the Company's common stock. An additional 250,000 five-year warrants were issued to non-employee directors, and five-year warrants to purchase 75,000 shares of the Company's common stock were issued to a director for services. Total stock warrants issued in 1998 and 1997 were 345,000 and 30,000. As a result of the PureSpeech acquisition, the Company exchanged PureSpeech warrants for 317,608 warrants to purchase the Company's common stock, with exercise prices of $.04 to $.22. At December 31, 1998 warrants to purchase 626,250 shares of the Company's common stock were outstanding at prices ranging from $.04 to $6.250 per share.

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

                                                    VOICE CONTROL SYSTEMS, INC.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================

STOCK BUYBACK

     The Company completed a stock buyback of 100,000 shares in January of 1998. The shares were acquired to fund its employee stock purchase plan, which was established in November of 1997. The board of directors approved a second stock buyback of up to 1,000,000 shares in January of 1998. In total the Company has purchased 210,400 shares since the announcement of the buyback.

     Pro forma information is required by SFAS No. 123 to reflect the estimated effect on net loss and net loss per share as if the Company had accounted for the stock options and other awards granted using the fair value method described in the statement. The fair value was estimated at the date of grant using the Black-Scholes options pricing model and with the following assumptions for the year ended December 31, 1998 and 1997, respectively: risk-free interest rate of 5.4% for both years; dividend yield of 0%; volatility factor of 85.81% and 76.5%; weighted-average expected life of 5.5 years for both years. The following shows the effects on net loss, if SFAS No. 123 had been adopted:

                                                                1998                1997
                                                           --------------      --------------
Net Loss (As Reported)                                     $  (16,216,791)     $     (439,258)
Pro forma Loss (Under SFAS No. 123)                        $  (17,771,856)     $   (1,230,577)
Losses Per Share (As Reported)                             $        (1.25)     $        (0.04)
Pro forma Loss Per Share (Under SFAS No. 123)              $        (1.37)     $        (0.11)

NOTE 9--SEGMENT REPORTING:

     For the year ended December 31, 1998, the Company operated in two industry segments: speech recognition engines and services (Engines) and speech recognition enabled auto attendants (Systems). Segment information consists of the following:

                                                      Year Ended December 31,          Year Ended December 31,
                                                                1998                             1998
            SALES:
              Engines                                       $13,066,841                      $14,429,867
              Systems                                       $ 1,158,850                             --
                                                            -----------                      -----------
                                                            $14,225,691                      $14,429,867

            EXPENSES:
              Engines                                       $13,438,011                      $12,396,420
              Systems                                       $ 3,453,180                             --
                                                            -----------                      -----------
                                                            $16,891,026                      $12,396,420

            INVENTORY:
              Engines                                       $   233,597
              Systems                                       $   108,111
                                                            -----------
                                                                341,708

                                                    VOICE CONTROL SYSTEMS, INC.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================

NOTE 10--INCOME TAXES

     Significant components of the Company's net deferred tax assets for federal and state income taxes are as follows:

                                                                1998               1997
                                                           -------------       ------------
Net operating losses                                       $ 13,227,000        $ 7,717,000
Valuation allowance                                         (13,227,000)        (7,717,000)
                                                           ------------        -----------
                                                           $       --          $      --
                                                           ============        ===========

     The net operating loss (NOL) carryforwards of the Company expire from 1999 to 2013 and total approximately $38,845,000 as of December 31, 1998. The Company has provided an allowance against its entire deferred tax asset relating primarily to NOL carryforwards of approximately $13,227,000 since management can not determine that it is more likely than not that the deferred tax asset will be realized. Approximately $29,800 in NOL carryforwards expired for the year ended December 31, 1998. In connection with its merger and acquisition activity the company and its predecessors have experienced ownership change as defined by Internal Revenue Code 382 the effect of such changes limits the use of the Company's NOL in future years to approximately $1,405,000 annually. Any portion of an NOL limited by IRC 382 not used in a given year can be carried forward to subsequent years.

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

NOTE 11--RELATED PARTY

     For the year ended December 31, 1998, the Company paid a director $225,000 for consulting services and expenses, a portion of which was paid in connection with the acquisition of PureSpeech. For the year ended December 31, 1997, the Company paid $60,000 for financial consulting to Princeton Venture Research, a company owned by a director.

NOTE 12--COMMITMENTS AND CONTINGENCIES

     The Company rents offices and equipment under noncancelable and cancelable operating agreements. Minimum future rental obligations under noncancelable agreements as of December 31, 1998 are $211,066 annually through 2000 for Dallas office space and a separate lease of $342,972 annually through 2004 for Cambridge office space. For the years ended December 31, 1998 and December 31, 1997 rent expense is $933,595 and $723,500 respectively. The Company accrued $200,000 in 1998 for a potential claim from an employee.

NOTE 13--MAJOR CUSTOMERS

     In 1998, two customers accounted for 21% and 17% of total sales revenue. Three customers accounted for 29%, 14% and 10 % of total sales revenue for the year ended December 31, 1997. The Company's largest customer was also the holder of the convertible debt and option agreement described in Note 3. Accounts receivable from the largest customers were 18% of the total receivable balance at December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Voice Control Systems, Inc.


Date:  March 30, 1999
                                       By: /s/ Ronald Larkin
                                           -------------------------------
                                           Ronald Larkin,
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                                         Date
----------                                                         ----

/s/ Neal J. Robinson                                           March 30, 1999
-----------------------------------------------
Neal J. Robinson
Chairman and Director


/s/ Ron Larkin                                                 March 30, 1999
-----------------------------------------------
Ron Larkin
President, Chief Executive Officer and Director
(Principal Executive Officer)


/s/ Peter J. Foster                                            March 30, 1999
-----------------------------------------------
Peter J. Foster
Director


/s/ Kim S. Terry                                               March 30, 1999
------------------------------------------------
Kim S. Terry
Vice President Finance and Corporate Secretary
(Principal Financial and Accounting Officer)


/s/ Kenneth Burkhardt                                          March 30, 1999
------------------------------------------------
Kenneth Burkhardt
Director


/s/ Melvyn J. Goodman                                          March 30, 1999
------------------------------------------------
Melvyn J. Goodman
Director


/s/ John Lucas-Tooth                                           March 30, 1999
------------------------------------------------
John Lucas-Tooth
Director


/s/ John Torkelsen                                             March 30, 1999
------------------------------------------------
John Torkelsen
Director

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

2.3            Agreement and Plan of Merger between Voice Control Systems, Inc.
               and PureSpeech, Inc. dated March 28, 1998 (filed with the
               Securities and Exchange Commission on April 28, 1998 as Exhibit
               2.1 to the Company's Form 8-K, and incorporated by reference herein).

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

23.1#          Consent of Independent Certified Public Accountants

23.2#          Consent of Independent Certified Public Accountants

23.3#          Consent of Independent Certified Public Accountants

23.4#          Consent of Independent Certified Public Accountants

23.5#          Consent of Independent Certified Public Accountants

23.6#          Consent of Independent Certified Public Accountants

27#            Financial Data Schedule

99**           1998 Proxy Statement of the Company

*              Confidential treatment has been requested for a portion of this exhibit.
**             To be filed with the Commission no later than April 30, 1999.
#              Filed herewith


* Confidential treatment has been requested for a portion of this exhibit. ** To be filed with the Commission no later than May 31, 1999.
#   Filed herewith