Form 10KSB/A
period 1998-12-31
VOICE CONTROL SYSTEMS INC /DE/
filed 1999-04-30
CIK 350899

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 1
                                   (Mark One)

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 from the transition period from ________ to __________.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

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

Documents incorporated by reference.  None

                                EXPLANATORY NOTE

Because definitive proxy soliciting material relating to the Annual Meeting of Stockholders of Voice Control Systems, Inc. (the "Company") will be filed later than April 30, 1999, the information called for by Items 10, 11,12 and 13 of
Part III of the Company's Form 10-KSB for the year ended December 31, 1998 is included in this Amendment No. 1 on Form 10-KSB/A to such Form 10-KSB.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                    DIRECTORS

         The following sets forth information regarding the persons serving as Directors of the Company:

         RONALD H. LARKIN, age 56, has been a Director since November 1998. Mr. Larkin joined the Company as President and CEO effective November 9, 1998. Prior to joining the Company, Mr. Larkin was employed by Northpoint Software and Services, Inc. as President and Chief Operating Officer from January 1997 to November 1998. From 1987 to 1996, Mr. Larkin was employed by Digital Equipment Corporation in a variety of positions, serving last as Worldwide Vice President, Global Business and Chairman, DEC Canada. Ltd.

         KENNETH J. BURKHARDT, JR., age 53, has been a director of the Company since July 1998. Mr. Burkhardt is a co-founder of Dialogic Corporation. Mr. Burkhardt has been a director of Dialogic Corporation since 1983 and has served as its Executive Vice President of New Business Development since 1992.

         PETER J. FOSTER, age 47, has been a director of the Company since 1994 and served as President and CEO of the Company from August 11, 1994, the effective date of the merger between VCS Industries, Inc. ("Industries") and Scott Instruments Corporation (the "Merger") until November 9, 1998. On November 9, 1998, Mr. Foster was appointed President and CEO of Voice Request Corporation ("VRQ"), a wholly owned subsidiary of the Company. Mr. Foster joined Industries in 1985, and served as President from 1986 through the date of the Merger, CEO from 1989 through the date of the Merger and Chairman from 1990 through the date of the Merger. Mr. Foster received his B.E. in Electrical Engineering from Stevens Institute of Technology.

         MELVYN J. GOODMAN, age 56, who has been a director of the Company since the Merger and was a director of Industries from 1986 until the Merger, is president of Melgood Investments, Inc. Mr. Goodman was president of Islander Sportswear, Inc. from March 1989 until January 2, 1996; Islander Sportswear filed for a voluntary petition under Chapter 11 of the United States Bankruptcy Code on January 2, 1996. Formerly, Mr. Goodman was chairman of ALC Communications Corporation, the parent company of Allnet Communications Services, a national long distance telephone company. He is licensed to practice law in the State of Illinois but is not actively practicing. Mr. Goodman received his J.D. from DePaul University (Chicago).

         SIR JOHN LUCAS-TOOTH, age 66, has been a director of the Company since 1990. Since September 1993, he has served as a director of Rupert Loewenstein Limited, a private investment company. He is chairman and chief executive officer of Sixera Asia Ventures Ltd. and a supervisor of Japan Ventures Fund and Japan Asia Ventures Fund. These three entities concentrate in Southeast Asia investments. He is also a director of other private companies. Sir John Lucas-Tooth graduated from Oxford University with a degree in Physics and a post-graduate degree in Spectroscopy.

         NEAL J. ROBINSON, age 54, has been a director of the Company since the Merger and has served as Chairman since May 1997. Mr. Robinson was a director of Industries from 1986 until the Merger, and has been president of Neal Robinson Investments, Inc., a private investment company, since 1984. Mr. Robinson was Chief Executive Officer of Industries from 1986 through 1989, and was Chairman of Industries from 1986 through 1990. Mr. Robinson is a partner in the Williamsburg, Virginia law firm of Spirn, Tarley, Robinson and Tarley. Mr. Robinson received a B.B.A. in Accounting from Spencerian College, an M.B.A. from the University of Dallas and a J.D. from the Marshall-Wythe School of Law of the College of William & Mary in 1992. Mr. Robinson is an attorney-at-law (Virginia) and a Certified Public Accountant (Texas).

         JOHN B. TORKELSEN, age 55, has been a director of the Company since 1986. Mr. Torkelsen is the founder, and has been the president, of Princeton Venture Research, Inc. ("PVR"), an investment banking and consulting firm in Princeton, New Jersey, since November 1984. Since 1985, Mr. Torkelsen has been a director of Mikros Systems Corporation of Princeton, New Jersey, a company which develops and manufactures specialty military microprocessors. Mr. Torkelsen has been president of PVR Securities, Inc., a private investment banking firm located in Princeton, New Jersey, since 1987. Mr. Torkelsen received a B.S. degree in Chemical Engineering from Princeton University and an M.B.A. from Harvard University.

The Company is not aware of any "family relationships" (as defined in Item 401
(d) of Regulation S-K promulgated by the Securities and Exchange Commission) between any of the nominees and/or any of the executive officers.

         The Company's Board of Directors normally meet on a quarterly basis. Non-employee Directors are paid cash compensation of $5,000 per year. In addition, non-employee Directors receive $1,000 plus a $1,750 expense allowance for each Board meeting attended in person. In lieu of the $1,750 expense allowance, Directors who reside in Europe will receive a roundtrip business class airline ticket and a $1,000 expense allowance. Board members receive $500 per telephonic Board meeting attended and $500 per committee meeting attended. At the conclusion of the first year of service as a Director, each non-employee Director is issued the right to purchase 10,000 warrants at a price of $.01 per warrant. Each non-employee Director receives the right to purchase an additional 5,000 warrants for each subsequent year of service. Each warrant entitles the Director to purchase one share of Common Stock at the then-current market price.

                               EXECUTIVE OFFICERS

The following table identifies the executive officers of the Company:

NAME                                                AGE         CAPACITIES IN WHICH SERVED
----                                                ---         --------------------------
Ronald H. Larkin (1)                                 56         President, CEO and Director
Peter J. Foster (2)                                  47         President & CEO-VRQ, Director
Thomas B. Schalk (3)                                 47         Chief Technical Officer
Kim S. Terry (4)                                     41         Vice President Finance and Corporate Secretary

(1) Ronald Larkin joined the Company as President and CEO effective November 9, 1998. Prior to joining the Company, Mr. Larkin was employed by Northpoint Software and Services, Inc. as President and Chief Operating Officer from January 1997 to November 1998. From 1987 to 1996, Mr. Larkin was employed by Digital Equipment Corporation in a variety of positions, serving last as Worldwide Vice President, Global Business and Chairman, DEC Canada. Ltd.

(2) Peter Foster joined Industries in 1985 and became President and CEO of the Company effective August 11, 1994. Mr. Foster became CEO of Voice Request Corporation, a wholly-owned subsidiary of the Company effective November 9, 1998.

(3) Tom Schalk joined Industries in 1983 and became Chief Technical Officer of the Company effective August 11, 1994. Prior to joining Industries, Dr. Schalk was employed by Texas Instruments Incorporated where he conducted speech research. Dr. Schalk received a Bachelor of Science with high honors in Electrical Engineering from the George Washington University and Ph.D. in Biomedical Engineering from the Johns Hopkins University.

(4) Kim Terry joined Industries in 1983 and became Vice President-Finance and Corporate Secretary of the Company effective August 11, 1994. Prior to joining Industries Ms. Terry worked in public accounting in Texas and California. Ms. Terry received a Bachelor of Business Administration degree from the University of Texas at Austin.

Executive officers are elected by the Board at its annual meeting and serve at the discretion of the Board. Except as provided above, executive officers hold office until the next annual meeting or until their successors are elected.

                  SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the 1934 Act requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Commission and NASDAQ. Officers, directors and greater than ten percent shareholders are also required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file.

Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file Form 5s for specified fiscal years, the Company believes that all its officers, directors, and greater than ten percent shareholders complied with all filing requirements applicable to them with respect to transactions during 1998 with the following exceptions: Form 4 for stock sold by Tom Schalk and Form 4 for a stock option exercise for Peter Foster were filed late. The failure to report transactions on a timely basis were inadvertent. The transactions were reported promptly after the failure to report was discovered.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation for the Company's Chief Executive Officer, other executive officers, and two additional employees who are not executive officers, earning in excess of $100,000 ("Named Executives") during 1998:

                           SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------------------------------------------------
                                                                                        Long Term
                                 Annual Compensation                                  Compensation
-------------------------------------------------------------------------------------------------------------------------
                                                                     Other Annual         Awards              All
  Name/Principal Position                     Salary      Bonus      Compensation        Options             Other
                                 Year          ($)         ($)            ($)         (# of Shares)    Compensation (1)
-------------------------------------------------------------------------------------------------------------------------
                                 1996              --         --          --                  --                --
  Ronald Larkin                  1997                         --          --                                    --
  President and CEO              1998 (2)      28,924     50,000          --             400,000
-------------------------------------------------------------------------------------------------------------------------
                                 1996         185,223     57,500          --                  --               781
  Peter J. Foster                1997         176,189     27,500          --              50,000             4,583
  President & CEO-VRQ            1998         209,120    309,167          --             100,000            10,000
-------------------------------------------------------------------------------------------------------------------------
                                 1996              --       --            --                  --                --
  Richard Lane (3)               1997          69,132     10,000          --                  --                --
  Chief Operating Officer        1998          89,879    672,972          --             100,000             7,495
-------------------------------------------------------------------------------------------------------------------------
                                 1996         152,390     15,250          --                  --             2,375
  Thomas B. Schalk               1997         162,356     14,188          --              70,000             4,750
  Chief Technical Officer        1998         165,620     20,125          --                  --            10,000
-------------------------------------------------------------------------------------------------------------------------
                                 1996          29,667                     --
  Carol Mazuy (4)                1997         130,000     3,000           --
  VP Sales and Marketing         1998         134,893    134,500          --              90,000            10,000
-------------------------------------------------------------------------------------------------------------------------
                                 1996                                     --
  Rene Thibault (5)              1997         119,208     87,996          --
  VP Sales & Marketing-VRQ       1998         130,546    179,486          --              90,000             7,660
-------------------------------------------------------------------------------------------------------------------------
                                 1996
  Ed Gregory                     1997          63,904     20,000          --              200,00             2,517
  VP Sales                       1998         112,138     48,875          --                  --            10,000
-------------------------------------------------------------------------------------------------------------------------
                                 1996         120,716     20,000          --                  --             2,111
  Kim S. Terry                   1997         120,689         --          --              61,000             3,621
  Vice President Finance         1998         133,955     56,750          --              28,000            10,000
-------------------------------------------------------------------------------------------------------------------------

(1)      Annual contributions to 401(k) plan.

(2)      Mr. Larkin joined the Company November 9, 1998.

(3) Richard Lane joined the Company on April 14, 1998 as a result of the Company's acquisition of PureSpeech and was elected Chief Operating Officer by the Board of Directors. Mr. Lane was chief executive officer of PureSpeech from July 1997 until April 14, 1998. Mr. Lane resigned from the Company on July 16, 1998. The amounts listed for 1997 were paid by PureSpeech. The amounts listed for 1998 include amounts paid by PureSpeech prior to the acquisition and paid by the Company after the acquisition. A major portion of the bonus amount paid in 1998 was an obligation resulting from the PureSpeech acquisition.

(4) Carol Mazuy joined the Company on April 14, 1998 as a result of the Company's acquisition of PureSpeech. Ms. Mazuy was VP of Marketing for PureSpeech from 1996 until April 14, 1998. Ms. Mazuy resigned from the Company effective December 31, 1998. The amounts listed for 1996 and 1997 were paid by PureSpeech. The amounts listed for 1998 include amounts paid by PureSpeech prior to the acquisition and paid by the Company after the acquisition. A major portion of the bonus amount paid in 1998 was an obligation resulting from the PureSpeech acquisition.

(5) Rene Thibault joined the Company on April 14, 1998 as a result of the Company's acquisition of PureSpeech. Mr. Thibault was VP of Sales for PureSpeech from 1997 until April 14, 1998. From 1990 until joining PureSpeech, Mr. Thibault held a number of positions with Centigram serving last as VP of Sales, Service Provider, North America. The amounts listed for 1997 were paid by PureSpeech. The amounts listed for 1998 include amounts paid by PureSpeech prior to the acquisition and paid by the Company after the acquisition. A major portion of the bonus amount paid in 1998 was an obligation resulting from the PureSpeech acquisition.

The following table sets forth certain information concerning options and warrants granted during 1998 to Named Executives:

                        OPTION GRANTS IN LAST FISCAL YEAR

====================================================================================================================
                                                   INDIVIDUAL GRANTS
--------------------------------------------------------------------------------------------------------------------
                                   % of Total
                                 Options Granted      Options Granted to    Exercise or Base
  Name                             (# of Shares)      Employees in Fiscal     Price ($/Share)     Expiration Date
                                                             Year
--------------------------------------------------------------------------------------------------------------------
  Ronald H. Larkin (1)
  President and CEO                       400,000              24%                  $2.125              11/2008
--------------------------------------------------------------------------------------------------------------------
  Peter J. Foster (2)
  President and CEO-VRQ                   100,000               6%                  $5.125               5/2008
--------------------------------------------------------------------------------------------------------------------
  Thomas B. Schalk
  Chief Technical Officer                      --               --                      --                   --
--------------------------------------------------------------------------------------------------------------------
  Kim S. Terry (3)
  Vice President Finance                   28,000               2%                  $5.125               5/2008
====================================================================================================================

(1) 200,000 of the options granted, vest at a rate of 20% per year beginning with the first anniversary date. 200,000 of the options vest upon achievement of performance targets and other objectives to be set by the Compensation Committee and approved by the Board of Directors.

(2)      Options vested December 31, 1998.

(3)      Options vest 50% at December 31, 1998 and 50% at July 31, 1999.

The following table summarizes options exercised during 1998 and presents the value of unexercised options held by Named Executives at fiscal year end:

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

====================================================================================================================
                                                                 Number of Unexercised       Value of Unexercised
                                                                Options at Fiscal Year      In-the-Money Options at
                                                                          End                 Fiscal Year-End (1)
                                    Shares          Value            (# of shares)                    ($)
                                  Acquired on      Realized        Exercisable (E)/            Exercisable (E)/
             Name                Exercise (#)        ($)           Unexercisable (U)           Unexercisable (U)
---------------------------------------------------------------------------------------------------------------------
                                                                                 -- (E)                       $0 (E)
Ronald H. Larkin                       --            $0                     400,000 (U)                       $0 (U)
---------------------------------------------------------------------------------------------------------------------
                                                                            332,242 (E)                  $42,147 (E)
Peter J. Foster                    19,750            --                      52,500 (U)                       $0 (U)
---------------------------------------------------------------------------------------------------------------------
                                                                            103,377 (E)                  $10,978 (E)
Thomas B. Schalk                   10,000            $0                      56,000 (U)                       $0 (U)
---------------------------------------------------------------------------------------------------------------------

Kim S. Terry                           --            $0                      23,525 (E)                       $0 (E)
                                                                             62,800 (U)                       $0 (U)
====================================================================================================================


(1) Based upon the closing price of the Company's Common Stock on the Nasdaq National Market System on December 31, 1998 ($1.75), less the exercise price, multiplied by the number of shares covered by the option; options with exercise prices equal to or greater than $1.75 were excluded from the calculation of the value of unexercised options.


EMPLOYMENT AGREEMENTS

The Company has entered into an employment agreement, which expired June 18, 1998, with Peter J. Foster providing that Mr. Foster will serve as President and Chief Executive Officer. Mr. Foster receives an annual salary of $175,500, plus an annual bonus of $27,500 and an unaccountable discretionary expense allowance of $27,600 annually. The agreement contains confidentiality and invention assignment provisions. The agreement also contains non-solicitation and non-competition provisions that extend for twenty-four months following the termination of Mr. Foster's employment; there can be no assurance regarding the enforceability of such provisions under Texas law. In the event that (i) Mr. Foster's employment is terminated without cause or he resigns as a result of a breach of the agreement by the Company, or (ii) Mr. Foster resigns under certain circumstances following a Change in Control (as defined) of the Company, Mr. Foster will be entitled to a lump-sum cash payment equal to 100% or 150%, respectively, of his annual aggregate compensation and any unused vacation time, and the period in which he can exercise stock options will be extended for one year. The Company agreed to indemnify Mr. Foster for losses sustained and expenses incurred as a result of the discharge of his duties, to the full extent permitted by law. In February, 1999, the Company and its wholly-owned subsidiary, Voice Request Corporation entered an agreement regarding severance with Mr. Foster which provides for Mr. Foster to receive a cash payment in the amount of $225,000 plus certain educational benefits, should Mr. Foster's employment be terminated.

The Company has entered into an employment agreement with Dr. Thomas B. Schalk providing that Dr. Schalk will serve as Chief Technical Officer until June 18, 1998, which agreement shall be extended for one additional one-year period unless either the Company or Dr. Schalk notifies the other party of an intention to terminate the agreement 30 days prior to the end of the present term. Dr. Schalk receives an annual salary of $155,000, plus a performance bonus of up to $12,500 per calendar quarter based upon Dr. Schalk's exceptional achievements during the quarter as determined by the Compensation Committee of the Board of Directors. The agreement contains confidentiality and invention assignment provisions. The agreement also contains solicitation and non-competition provisions that extend for twenty-four months following the termination of Dr. Schalk's employment; there can be no assurance regarding the enforceability of such provisions under Texas law. In the event that (i) Dr. Schalk's employment is terminated without cause or he resigns as a result of a breach of the agreement by the Company, or (ii) Dr. Schalk resigns under certain circumstances following a Change in Control (as defined) of the Company, Dr. Schalk will be entitled to a lump-sum cash payment equal to 150% of his annual aggregate compensation and any unused vacation time, and the period in which he can exercise stock options will be extended for one year. The Company agreed to indemnify Dr. Schalk for losses sustained and expenses incurred as a result of the discharge of his duties, to the full extent permitted by law.

REPRICING OF OPTIONS

On November 12, 1997, the Board of Directors authorized granting new employee stock options to all employees in exchange for previously issued stock options with exercise prices greater than $6.00. The new options have an exercise price of $3.75 vest 20% per year beginning November 12, 1998. Peter Foster was issued 50,000 new options to exchange for 50,000 options granted in 1996 with an exercise price of $6.00. Tom Schalk was issued 70,000 new options in exchange for 70,000 options granted in 1996 with exercise prices of $6.00-$10.94. Kim Terry was issued 61,000 new options in exchange for 61,000 options granted in 1996 with exercise prices of $6.00-$10.94.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 31, 1999, with respect to
(i) each person known by the Company to be the beneficial owner of more than 5% of outstanding Common Stock; (ii) shares of Common Stock beneficially owned by Named Executives and the Nominees, and (iii) each current director and by all current directors and executive officers of the Company as a group (10 persons at such date):

                                                                      Common Stock Ownership
                                                               ------------------------------------------
Name of Beneficial Owner                                       Number of Shares          Percent of Class

(i) Certain Beneficial Owners

Creative Technology Ltd.                                          1,020,324                   7.45%
67 Ayer Rajah Cresent #03-18
Republic of Singapore 139950

Dialogic Corporation                                              1,399,715                  10.22%
1515 Route 10
Parsippany, NJ  07054

Wellington Management Co., LLP                                    1,140,000                   8.33%
75 State Street
Boston, MA  07054

(ii) Directors and Named Executive Officers:

Kenneth Burkhardt                                                    50,000(1)                 **
Peter J. Foster                                                     602,286(2)                4.25%
Melvyn J. Goodman                                                   508,720(3)                3.68%
Ronald H. Larkin                                                         --                    **
John Lucas Tooth                                                     60,000(4)                 **
Neal J. Robinson                                                    529,997(5)                3.82%
John B. Torkelsen                                                   352,506(6)                2.56%
Thomas B. Schalk                                                    122,890(7)                  **
Kim S. Terry                                                        118,888(8)                  **

(iii) All Current Directors and executive
officers as a group (9 persons)                                   2,345,287(9)               16.08%

**   Represents less than 1%.

(1)      Includes 50,000 shares issuable upon exercise of warrants.

(2) Includes 28,007 shares held by Mr. Foster's wife, as to which beneficial ownership is disclaimed and 11,174 shares held in trust for Mr. Foster's minor children. Includes 474,120 shares issuable upon exercise of vested options.

(3) Includes 26,120 shares issuable upon exercise of options and 100,000 shares issuable upon exercise of warrants. Includes 188,800 shares owned by Philgood Investments, Inc., which Mr. Goodman shares voting power. Includes 5,000 shares held by Mr. Goodman's wife, as to which Mr. Goodman disclaims beneficial ownership.

(4)      Includes 60,000 shares issuable upon exercise of warrants.

(5) Includes 145,753 issuable upon exercise of options and 175,000 issuable upon exercise of warrants.

(6)      Includes 100,000 shares issuable upon exercise of warrants.

(7)      Includes 103,377 issuable upon exercise of vested options.

(8)      Includes 93,525 issuable upon exercise of vested options and warrants.

(9) Includes 807,895 shares issuable upon exercise of vested options and 520,000 issuable upon exercise of warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ISSUANCE OF OPTIONS AND WARRANTS

In November 1997 John Torkelsen, John Lucas-Tooth, Melvyn Goodman, Neal Robinson were each granted the right to purchase warrants for $.01 per warrant pursuant to the Director compensation package adopted in February 1996. The warrants expire after five years and are exercisable at $3.375 per share.

On November 12, 1997, the Board of Directors authorized granting new employee stock options to all employees in exchange for previously issued stock options with exercise prices greater than $6.00. The new options have an exercise price of $3.75 vest 20% per year beginning November 12, 1998. Peter Foster was issued 50,000 new options to exchange for 50,000 options granted in 1996 with an exercise price of $6.00. Tom Schalk was issued 70,000 new options in exchange for 70,000 options granted in 1996 with exercise prices of $6.00-$10.94. Kim Terry was issued 61,000 new options in exchange for 61,000 options granted in 1996 with exercise prices of $6.00-$10.94.

On April 16, 1998, the Company granted Neal Robinson warrants to purchase 75,000 shares of Common Stock for $.01 per warrant at an exercise price of $6.25. The warrants expire April 16, 2003.

On May 14, 1998, the Company granted Peter Foster and Kim Terry options to purchase 100,000, and 28,000 shares, respectively, of Common Stock at an exercise price of $5.125 per share. In addition, the Board of Directors authorized the exchange of 28,000 of options held by Ms. Terry for warrants.

On September 10,1998 John Torkelsen, John Lucas-Tooth, Melvyn Goodman, Neal Robinson were each granted the right to purchase warrants for $.01 per warrant pursuant to the Director compensation package adopted in February 1996. The warrants expire after five years and are exercisable at $1.75 per share.

In November 1998, the Company granted Ronald Larkin options to purchase 400,000 shares of Common Stock at an exercise price of $2.125. 200,000 of the options vest ratably over five years. The remaining 200,000 options vest upon achievement of performance targets and other objectives to be set by the Compensation Committee and approved by the Board of Directors.

In December 1998, Neal Robinson, Ken Burkhardt, Mel Goodman, John Lucas-Tooth, and John Torkelsen were each granted the right to purchase 50,000 warrants for $.01 per warrant with an exercise price of $2.56 per share.
The warrants expire December 10, 2003.

OTHER TRANSACTIONS

During 1997, Dialogic purchased products and services from the Company at a cost of $4,215,937. During 1998, Dialogic purchased products and services from the Company at a cost of $3,305,000.

In March 1997, the Company extended the terms of Dr. Schalk's employment agreement through June 18, 1998.

In March 1997, $500,000 of prepaid royalty from Creative Technology was recognized. An additional $200,000 was recognized in Decmeber 1998.

In February 1998, Tom Schalk exercised 10,000 options.

In March and April 1998, Peter Foster exercised a total of 19,750 options.

During 1998, the Company paid Neal Robinson $225,000 for financial consulting services.

In February 1999, the Company entered an agreement regarding severance with Mr. Foster. (See Employment Agreements.)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Voice Control Systems, Inc.


Date:  April 30, 1999
                                        By: /s/ KIM S. TERRY
                                           -------------------------------------
                                           Kim S. Terry
                                           Vice President Finance and Principal
                                            Accounting Officer