Form 10QSB
period 1999-03-31
VOICE CONTROL SYSTEMS INC /DE/
filed 1999-05-14
CIK 350899

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       -----------------------------------


   Quarter Ended March 31, 1999                 Commission File No. 0-10385



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

                                 [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

13,724,864 shares of Common Stock, $.01 par value outstanding at March 31, 1999.

                           VOICE CONTROL SYSTEMS, INC.

                          FORM 10-QSB QUARTERLY REPORT


PART I - FINANCIAL INFORMATION

          ITEM 1.     FINANCIAL STATEMENTS

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to S.E.C. rules and regulations although the Company believes the disclosures made are adequate to make the information presented not misleading, and in the opinion of management, all adjustments have been reflected which are necessary for a fair statement of the information shown. The interim financial statements should be read in conjunction with the audited financial statements for the two years ending December 31, 1998.

                                                     VOICE CONTROL SYSTEMS, INC.

                                                      CONSOLIDATED BALANCE SHEET
                                                                     (UNAUDITED)
================================================================================


                                     ASSETS
                                                                        March 31,
                                                                          1999
                                                                      ------------
CURRENT ASSETS:
     Cash and cash equivalents                                        $  3,999,681
     Accounts receivable (net of $349,000 allowance
        for doubtful accounts) (Note 5)                                  3,315,680
     Inventory                                                             342,884
     Prepaid expenses                                                      371,116
                                                                      ------------

              TOTAL CURRENT ASSETS                                       8,029,361

NET PROPERTY AND EQUIPMENT                                               1,528,383

OTHER ASSETS                                                             1,177,372
                                                                      ------------

                                                                      $ 10,735,116
                                                                      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT:
     Accounts payable and accrued expenses (Note 3)                   $  1,379,058
     Deferred revenue                                                      385,255
                                                                      ------------

              TOTAL CURRENT LIABILITIES                                  1,764,313
                                                                      ------------

LONG TERM DEBT                                                              18,283
                                                                      ------------

              TOTAL LIABILITIES                                          1,782,596
                                                                      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock; $1.00 par value; 300,000 shares authorized;
         none issued and outstanding                                            --
     Common stock, $.01 par value:  20,000,000 shares
         authorized; 13,935,264 issued and 13,724,864 outstanding          137,249
     Paid-in capital                                                    46,725,727
     Treasury Stock                                                       (341,114)
     Receivable from stockholders                                          (70,010)
     Accumulated Deficit                                               (37,499,332)
                                                                      ------------

              TOTAL STOCKHOLDERS' EQUITY                                 8,952,520
                                                                      ------------

                                                                      $ 10,735,116
                                                                      ============

                 See accompanying notes to financial statements

                                                     VOICE CONTROL SYSTEMS, INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)
================================================================================

                                                 Three Months
                                                Ended March 31,
                                             1999              1998
                                         ------------      ------------
SALES (NOTE 5)                           $  2,768,043      $  3,772,067

COST OF SALES                                 278,091           732,337
                                         ------------      ------------

GROSS PROFIT                                2,489,952         3,039,730

COSTS AND EXPENSES:
Research and development                    1,309,772         1,280,805
Selling, general and administrative         2,518,975         2,376,669
Other interest expense (Income), net          (52,634)         (161,441)
                                         ------------      ------------

TOTAL COSTS AND EXPENSES                    3,776,113         3,496,033
                                         ------------      ------------

NET LOSS BEFORE TAXES                      (1,286,161)         (456,303)

NET INCOME TAXES (NOTE 4)                         -0-               -0-
                                         ------------      ------------

NET LOSS                                 $ (1,286,161)     $   (456,303)
                                         ============      ============

NET LOSS PER SHARE:
         BASIC (NOTE 2)                  $      (0.09)     $      (0.04)
                                         ============      ============

         DILUTED (NOTE 2)                $      (0.09)     $      (0.04)
                                         ============      ============

WEIGHTED AVERAGE OUTSTANDING SHARES:
         BASIC (NOTE 2)                    13,667,534        11,275,361
                                         ============      ============

         DILUTED (NOTE 2)                  13,667,534        11,275,361
                                         ============      ============



                 See accompanying notes to financial statements

                                                     VOICE CONTROL SYSTEMS, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)
================================================================================

                                                                Three months Ended March 31,
                                                                   1999              1998
                                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                  $ (1,286,161)     $   (456,303)
     Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
              Depreciation and amortization                         250,158           149,245
              Changes in operating assets and liabilities:
                  Accounts receivable                              (358,966)          393,947
                  Inventory                                          (1,176)          (74,163)
                  Prepaid expenses                                  (96,233)          (25,152)
                  Other assets                                      104,932            (2,725)
                  Accounts payable and accrued expenses              65,049            67,479
                  Deferred revenue                                  (20,266)          (30,493)
                                                               ------------      ------------

Net cash provided by (used in) operating activities              (1,342,663)           21,835

NET CASH USED IN INVESTING ACTIVITIES:
     Treasury Stock purchased                                           -0-          (250,233)
     Capital expenditures                                          (108,837)         (133,219)
                                                               ------------      ------------

Net cash used in investing activities                              (108,837)         (383,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from note receivable                                       --                --
     Proceeds from exercise of stock options                        148,112           143,860
                                                               ------------      ------------

Net cash provided by financing activities                           148,112           143,860

Net decrease in cash and cash equivalents                        (1,303,388)         (217,757)

Cash and cash equivalents at beginning of year                    5,303,069        12,667,979
                                                               ------------      ------------

Cash and cash equivalents at March 31,                         $  3,999,681      $ 12,450,222
                                                               ============      ============

Supplemental disclosures of cash flow information
         Interest paid                                         $         --      $         --



                 See accompanying notes to financial statements

                                                     VOICE CONTROL SYSTEMS, INC.

                                      CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
================================================================================



1.       BUSINESS

         Voice Control Systems, Inc. (the "Company" or "VCS") engages in the design of voice recognition systems that allow for the voice control of electronic machines and/or devices. Operating results for the three months ending March 31, 1999 are not necessarily indicative of the expected results for the year. The unaudited financial statements include all adjustments, consisting primarily of normal recurring accruals, which management considers necessary for a fair presentation of such information. The accompanying financial statements include the accounts of VCS and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

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

3.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following at March 31, 1999:

            Accounts payable              $  530,120
            Accrued expenses                 848,938
                                          ----------
                                          $1,397,058
                                          ==========

4.       INCOME TAXES

         The net operating loss (NOL) carryforwards of the Company expire from 1999 to 2013 and total approximately $40,132,000 as of March 31, 1999. The Company has provided an allowance against its entire deferred tax asset relating primarily to NOL carryforwards of approximately $13,665,000 since management cannot determine that it is more likely than not that the deferred tax asset will be realized. Approximately $29,800 in NOL carryforwards expired for the year ended December 31, 1998. In connection with its merger and acquisition activity the company and its predecessors have experienced ownership change as defined by Internal Revenue Code 382 the effect of such changes limits the use of the Company's NOL in future years to approximately $1,405,000 annually. Any portion of an NOL limited by IRC 382 not used in a given year can be carried forward to subsequent years.

                                                     VOICE CONTROL SYSTEMS, INC.

                                      CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
================================================================================




4.       INCOME TAXES (CONTINUED)

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

         The following reconciles income tax expense at the federal statutory rate to the actual tax expense for the three months ended March 31:

5.       MAJOR CUSTOMERS

         Three customers accounted for 15%, 15% and 13% of total sales revenue for the three months ended March 31, 1999. Three customers accounted for 23%, 18% and 13% of total sales revenue for the three months ended March 31, 1998.

         The Company's largest customer was also the holder of its short-term convertible debt. The promissory note and accrued interest was converted to 1,300,694 shares of common stock on January 1, 1997. Accounts receivable from the three largest customers were 13%, 21% and 10% of the total receivable balance at March 31, 1999.

                                                     VOICE CONTROL SYSTEMS, INC.

                                      CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
================================================================================



6.       NEW ACCOUNTING PRONOUNCEMENT

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

         In May 1998, the American Institute of Certified Public Accountants Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities". This SOP established standards for reporting start-up activities of an enterprise and requires that the start-up activities of an enterprise and requires that the start-up activities, including organizational costs, be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, and the Company does not expect this statement to have an effect on its financial statements.

7.       SEGMENT INFORMATION

         For the period ended March 31, 1999, the Company operated in two industry segments: speech recognition engines and services (Engines) and speech recognition enabled auto attendants (Systems). Segment information consists of the following:

                         PERIOD ENDED    PERIOD ENDED
                        MARCH 31, 1999  MARCH 31, 1998
                        --------------  --------------
SALES:
     Engines             $ 2,222,689     $ 3,759,381
     Systems                 545,354          12,686
                         -----------     -----------
                         $ 2,768,043     $ 3,772,067
                         ===========     ===========

EXPENSES:
     Engines             $ 2,689,133     $ 3,337,176
     Systems               1,139,614         320,298
                         -----------     -----------
                         $ 3,828,747     $ 3,657,474
                         ===========     ===========

IDENTIFIABLE ASSETS:
     Engines             $   154,888     $   433,238
     Systems             $   187,996     $    98,777
                         -----------     -----------
                         $   342,884     $   532,015
                         ===========     ===========

                                                     VOICE CONTROL SYSTEMS, INC.

                                      CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
================================================================================




8.       BUSINESS ACQUISITION

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

              Goodwill                                 $  1,329,000
              Net value of remaining assets                 403,000
              Acquired in-process R&D                    11,298,000
                                                       ------------
                                                       $ 13,030,000
                                                       ============

         The purchase price was determined by the market price of the Company stock to be issued, less an applicable discount rate plus the options and warrants which were valued using a Black-Scholes model. The fair value of the common stock was approximately $8,321,000. The acquired research and development was charged to expense as in-process research and development during 1998.

9.       SUBSEQUENT EVENT

         On May 10, 1999, the Company and Royal Philips Electronics of the Netherlands ("Philips") issued a joint press release in which the Company announced the proposed acquisition of the Company by a subsidiary of Philips. The transaction will be structured as a cash tender offer followed by a cash merger. The Company has signed a definitive merger agreement for Philips to acquire all of the outstanding shares and share equivalents of VCS for $4.00 cash per share, for a total transaction value of approximately $59 million.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 vs. March 31, 1998

Sales decreased 27% from $3,772,000 during the three months ending March 31, 1998 to $2,768,000 during the three months ending March 31, 1999. Three customers, Dialogic Corporation, Intervoice and Periphonics, accounted for 15%, 15% and 13%, respectively, of total sales for the three months ending March 31, 1999. Dialogic Corporation, Intervoice and OKI Telecom, Inc. accounted for 23%, 18% and 13%, respectively, of total sales for the three months ending March 31, 1998. Royalty, development and license fees, which decreased 6% over the three months ending March 31, 1998, were 53% of total revenues for the three months ending March 31, 1999. Hardware sales, which decreased 27% over the three months ending March 31, 1998, were 42% of revenues in the three months ending March 31, 1999. Lower royalty, development and license fees were responsible for the sales decrease for the period ending March 31, 1999.

Cost of sales includes the cost of components and subcontracted manufacturing related to hardware products. Gross profit as a percent of sales increased from 81% for the three months ending March 31, 1998 to 90% for the three months ending March 31, 1999 as a result of the decrease in hardware sales.

Research and development expenses increased 2% from $1,281,000 for the three months ending March 31, 1998 to $1,310,000 for the three months ending March 31, 1999. This increase reflects the increase in payroll related expense for the period.

Selling, general, and administrative expenses increased 6% from $2,377,000 for the three months ending March 31, 1998 to $2,519,000 for the three months ending March 31, 1999. Additional sales personnel, operations and administrative staff have been added to help support a growing customer base of firms utilizing speech recognition technology with the addition of the PureSpeech product line to VCS.

\

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

The net operating loss (NOL) carryforwards of the Company expires from 1999 to 2013 and total approximately $40,132,000 as of March 31, 1999. The Company has provided an allowance against its entire deferred tax asset relating primarily to NOL carryforwards of approximately $13,665,000 since management cannot determine that it is more likely than not that the deferred tax asset will be realized. Approximately $29,800 in NOL carryforwards expired for the year ended December 31, 1998. In connection with its merger and acquisition activity the company and its predecessors have experienced ownership change as defined by Internal Revenue Code 382 the effect of such changes limits the use of the Company's NOL in future years to approximately $1,405,000 annually. Any portion of an NOL limited by IRC 382 not used in a given year can be carried forward to subsequent years.


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

Currently, there is significant uncertainty in the software industry and among software users regarding the impact of the year 2000 on installed software. Software database modification, and/or implementation modifications, will be required to enable such software to distinguish between 21st and 20th century dates. The Company is in the process of determining the extent to which its licensed and proprietary software is Year 2000 compliant and the cost of obtaining such compliance.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal cash requirements to date have been to fund working capital and capital expenditures in order to support its sales growth. Net working capital at March 31, 1999 was $6,265,000. In the past, the Company's working capital needs were financed primarily through cash flow from operations and proceeds from the exercise of warrants and stock options.

At March 31, 1999, the Company held $4,000,000 in cash and cash equivalents. Cash and cash equivalents are invested in institutional cash investment accounts with preservation of capital being the primary consideration. All investments currently have overnight liquidity. Historically, the Company's primary source of liquidity has been the timely collection of its accounts receivable. The average day's sales in accounts receivable was 108 days as of March 31, 1999.

The Company's inventory as of March 31, 1999 was approximately $343,000. Reserves of approximately $149,000 have been established for obsolescence.

The Company maintained $18,000 of Long-term debt obligations as of March 31, 1999.

The Company's capital expenditures were $109,000 for the three months ended March 31, 1999. The expenditures were primarily for computer equipment.

VCS believes that its existing sources of liquidity, funds generated by operations and the funds received from the stock offering will be sufficient to provide the capital resources necessary to support increased operating needs and finance continued growth in the foreseeable future.

PART II -  OTHER INFORMATION


            ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits

                    27 - Financial Data Schedule

              (b)   Reports on Form 8-K

                  A report on Form 8-K was filed May 12, 1999 reporting the Company and Royal Philips Electronics of the Netherlands ("Philips") issued a joint press release in which the Company announced the proposed acquisition of the Company by a subsidiary of Philips. The transaction will be structured as a cash tender offer followed by a cash merger.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           VOICE CONTROL SYSTEMS, INC.




Dated: May 14, 1999        By:  /s/ Ronald Larkin
                               -----------------------------------------
                               Ronald Larkin
                               Chief Executive Officer and President

                               /s/ Kim S. Terry
                               -----------------------------------------
                               Kim S. Terry
                               Principal Financial and Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
27                         Financial Data Schedule